Form 10-Q
period 1996-03-31
FAIRFIELD MANUFACTURING CO INC
filed 1996-06-26
CIK 904543

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-Q

              [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended:  March 31, 1996

                                       OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File No.:  33-62598


                          Fairfield Manufacturing Company, Inc.
             (Exact name of Registrant as specified in its charter)


          Delaware                               63-0500160
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)


  U. S. 52 South, Lafayette, IN                          47903
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 474-3474


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996 is as follows:

                7,701,000 shares of Common Stock

             FAIRFIELD MANUFACTURING COMPANY, INC.

                                    Form 10-Q

                                 March 31, 1996


PART I -  FINANCIAL INFORMATION

                                                                   Page
                                                                 Number
Item 1 - Financial Statements:

Consolidated Balance Sheets, March 31, 1996 (Unaudited) and           3
     December 31, 1995

Consolidated Statements of Operations for the three months            4
     ended March 31, 1996 and 1995 (Unaudited)

Consolidated Statements of Cash Flows for the three months            5
     ended March 31, 1996 and 1995 (Unaudited)

Consolidated Statement of Stockholder's Equity for the                6
     three months ended March 31, 1996 (Unaudited)

Notes to Consolidated Financial Statements                          7-8

Item 2 - Management's Discussion and Analysis of Financial         9-11
     Condition and Results of Operations

PART II - OTHER INFORMATION

Item 5 -  Other Information                                          11

Item 6 -  Exhibits and Reports on Form 8-K Reference is              11
     made to Exhibit Index, beginning on page 13 herein.
     Reports on Form 8-K, none.

SIGNATURE                                                            12

EXHIBIT INDEX                                                     13-17

             FAIRFIELD MANUFACTURING COMPANY, INC.

                  CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                          March 31, 1996   December 31,
                                             (Unaudited)           1995

                                                  ASSETS
Current assets:
 Cash and cash equivalents                      $    102       $  4,324
 Trade receivables, less allowance of             26,236         24,328
     $600 in 1996 and 1995
 Inventories                                      20,386         24,912
 Other                                               862            897

  Total current assets                            47,586         54,461

Property, plant and equipment, net                71,279         71,056

Other assets:
 Excess of investment over net assets             53,698         54,098
     acquired, less accumulated
     amortization of $10,661 in 1996 and
     $10,261 in 1995
 Deferred financing costs, less                    3,383          3,540
     accumulated amortization of $1,842
     in 1996 and $1,685 in 1995
  Total other assets                              57,081         57,638
  Total assets                                  $175,946       $183,155

                 LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Current maturities of long-term debt           $  2,000       $  3,000
 Due to parent                                       270            807
 Accounts payable                                 14,806         11,150
 Accrued liabilities                              14,574         17,524
 Deferred income taxes                             4,700          4,700

  Total current liabilities                       36,350         37,181

 Accrued retirement costs                         14,758         14,758
Deferred income taxes                             11,198         11,258
Long-term debt                                   101,750        110,000

Stockholder's equity:
 Common stock:
 Par value $.01 per share, 10,000,000                 77             77
     shares authorized, 7,701,000 issued
     and outstanding in 1996 and
     7,676,000 in 1995
 Paid in capital                                  35,588         35,209
 Retained deficit                               (23,775)       (25,328)

  Total stockholder's equity                      11,890          9,958

  Total liabilities and stockholder's           $175,946       $183,155
     equity


            The accompanying notes are an integral part
             of the consolidated financial statements.

                 FAIRFIELD MANUFACTURING COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In thousands, except per share data)
                              (Unaudited)

                                           For the three  For the three
                                            months ended   months ended
                                          March 31, 1996      March 31,
                                                                   1995

Net sales                                       $ 51,340       $ 42,964
Cost of sales                                     41,675         34,601

  Gross profit                                     9,665          8,363

Selling, general and administrative                3,638          3,228
     expenses
Amortization of excess of investment                 400            410
     over net assets acquired

  Operating income                                 5,627          4,725

Interest expense, net                              2,914          3,084
Amortization of deferred financing costs             156            178
Other expense, net                                    21             67

  Income before income taxes                       2,536          1,396

Provision for income taxes                           983            630

  Net income                                      $1,553           $766

Income per share data:

  Net income per common share                      $0.20          $0.25

Weighted average common shares                 7,676,275      3,016,347
     outstanding

            The accompanying notes are an integral part
             of the consolidated financial statements.

             FAIRFIELD MANUFACTURING COMPANY, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                          (Unaudited)

                                            For the three For the three
                                             months ended  months ended
                                           March 31, 1996     March 31,
                                                                   1995
Cash flows from operating activities:
 Net income                                      $  1,553       $   766
 Adjustments to reconcile net income to
     net cash provided by operating
     activities:
 Depreciation and amortization                      3,318         3,145
 Decrease in deferred income taxes                   (60)         (330)
 Changes in assets and liabilities:
  (Increase) in trade receivables                 (1,908)       (2,999)
  Decrease in receivable from parent                    -           922
  Decrease (increase) in inventories                4,526       (1,984)
  Decrease (increase) in other assets                  35         (568)
  (Decrease) in payable due to parent               (537)             -
  Increase in accounts payable                      3,353         3,430
  Decrease (increase) in accrued                  (3,100)           755
     liabilities
  (Increase) decrease in accrued                      150         (603)
     retirement costs

  Net cash provided by operating                    7,330         2,534
     activities

Cash flows from investing activities:
 Additions to plant and equipment                 (2,681)       (1,580)

Cash flows from financing activities:
 Proceeds from additional capital                     379           349
     contribution
 Proceeds from issuance/borrowings of               5,000         4,000
     long-term debt
 Payment of debt issuance costs                         -         (133)
 Payment of long-term debt                       (14,250)       (1,500)

  Net cash (used in) provided by                  (8,871)         2,716
     financing activities

  Net (decrease) increase in cash and             (4,222)         3,670
     cash equivalents

Cash and cash equivalents:
 Beginning of period                                4,324         1,450

 End of period                                   $    102      $  5,120

Supplemental schedule of cash flow
     information:
 Cash paid for:
  Interest                                       $  5,524      $  5,448
  Taxes to parent                                $  1,000      $      -
 Non cash investing activities:
  Additions to plant and equipment
     included in accounts payable at
     March 31, 1996 and 1995 of $303 and
     $4,298, respectively, are excluded
     from the change in accounts payable
     and additions to plant and
     equipment above.

          The accompanying notes are an integral part of the consolidated financial statements.

             FAIRFIELD MANUFACTURING COMPANY, INC.

        CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                         (In thousands)
                          (Unaudited)

                                          Additional                   Stock-
                                Common     Paid-in      Accumulated   holder's
                                Stock      Capital        Deficit      Equity
Balance, December 31, 1995         $ 77        $35,209    $(25,328)     $ 9,958
Issuance of Common Stock              -              -            -           -
Capital contribution                  -            379            -         379
Net Income                            -              -        1,553       1,553
Balance, March 31, 1996            $ 77        $35,588    $(23,775)     $11,890

The accompanying notes are an integral part of the consolidated financial statements.

             FAIRFIELD MANUFACTURING COMPANY, INC.
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   Interim Financial Information:

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-
X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. The results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year or for any interim period.

2.   Parent Company of Registrant:

     The Company was acquired by Central Alabama Grain Company, Inc., ("CAG") a wholly owned subsidiary of Lancer Industries Inc., in a purchase transaction on August 21, 1989.

     On March 31, 1995, the Company merged with and into CAG, with CAG continuing as the surviving corporation of the mergers. Concurrent with the mergers, CAG changed its name to Fairfield Manufacturing Company, Inc.

3.   Inventories:

     Inventories consist of the following:

                                         March 31, 1996    December 31, 1995
                                         (In thousands)
Raw materials                                 $   3,845             $  4,039
Work in process                                   8,548               10,978
Finished goods                                    8,588               10,350
                                                 20,981               25,367
Less: excess of FIFO cost over LIFO               (595)                (455)
    cost
                                              $  20,386             $ 24,912

4.   Income per Common Share:

     Net income per common share is based on the weighted average number of common shares outstanding during the period, which, for the three months ended March 31, 1996 was 7,676,275 and for March 31, 1995 was 3,016,347. The increase in the weighted average common shares outstanding is due to the Company issuing additional shares of its common stock to Lancer in consideration of certain capital contributions made by Lancer to the Company, primarily pursuant to the Tax Sharing Agreement.


5.   Debt:

     In connection with the refinancing of certain indebtedness, the Company entered into a Credit Agreement (as amended, the "Credit Agreement") with a senior lending institution which provided for a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan"). In order to meet future business demands, the Company amended the Credit Agreement during March 1995. The Term Loan amortization, as amended, is payable quarterly through December 1999. The Revolving Credit Facility commitment was increased from $15,000,000 to $20,000,000 and at the option of the Company may be increased by an additional $5,000,000 and matures December 1999.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
     The Company's net sales for the three months ended March 31, 1996 were $51.3 million, an increase of $8.4 million, or 19.5%, compared to the three months ended March 31, 1995. Increased sales volumes of the Company's products are the result of additional outsourcing by captive gear manufacturers, continued growth in sales of products and applications developed over the last few years, increases in manufacturing capabilities, and improvements in the markets served by our customers.

     The backlog of orders to be shipped in the next six months was, as of March 31, 1996, $80.4 million, down from $124.8 million one year earlier. Due to capacity constraints, only $98.3 million of the $124.8 million was shipped by September 30, 1995. Capital investments made during 1996 and 1995 have significantly reduced these capacity constraints.

     The Company's gross profit in the first quarter of 1996 was $9.7 million, or 18.8% of net sales, compared to $8.4 million, or 19.5% of net sales, for the first quarter of 1995. The decreased profit percentage resulted primarily from slight increases in material and manufacturing costs.

     Selling, general and administrative expense ("SG&A") was $3.6 million, or 7.1% of net sales, for the three months ended March 31, 1996, compared to $3.2 million, or 7.5% of net sales, in the comparable 1995 period. The $.4 million increase in SG&A expense from 1995 is results principally from the higher sales volume and costs related to new product introduction.

     Earnings from operations for the three months ended March 31, 1996 were $5.6 million, or 11.0% of net sales compared to $4.7 million, or 11.0% of net sales for the comparable 1995 period.

     Interest expense in the first quarters of 1996 and 1995 was $2.9 million and $3.1 million, respectively. Interest expense decreased due to a combination of lower interest rates and a lower average debt balance during the quarter ended March 31, 1996 versus the comparable 1995 period.

     The Company's income before income taxes was $2.5 million for the first quarter of 1996, compared to $1.4 million for the comparable 1995 period.

     The Company's net income was $1.6 million for the first three months of 1996 as compared to $0.8 million for the comparable 1995 period.

Liquidity and Capital Resources

     The Company's liquidity requirements have been met by funds provided by operations and short-term borrowings under its Credit Facilities.

     Net cash provided by operations for the three months ended March 31, 1996 was $7.3 million, an increase of $4.8 million compared with net cash provided by operations of $2.5 million in the comparable 1995 period. The favorable comparison to the prior-year period was due to improved cash availability from working capital changes, primarily a $6.5 million reduction in inventory due to improved manufacturing cycle times.

     Capital expenditures for various machine tools, equipment and building improvement items totaled $3.0 million and $5.9 million during the first three months of 1996 and 1995, respectively. Of the $3.0 million in 1996, $.3 million has been funded by an increase in accounts payable in the balance sheet versus $4.3 million of the $5.9 million of capital expenditures in 1995. The capital expenditures for both 1996 and 1995 were principally targeted at increasing capacity and productivity to meet heightened customer demand.

     The Company believes that the amounts available under the existing credit facilities and cash flow from operations will provide adequate liquidity for the foreseeable future.

PART II - OTHER INFORMATION
Item 5.   Other Information
     On August 21, 1989, Lancer Industries, Inc. ("Lancer"), through a wholly-owned subsidiary, Fairfield Holdings, Inc. ("Holdings"), purchased the Company from Envirosource, Inc. Holdings was a wholly-owned, non-operating subsidiary of Central Alabama Grain Company, Inc. ("CAG"), another wholly-owned, non-operating subsidiary of Lancer. On March 31, 1995, the Company and Holdings merged, pursuant to two separate mergers, with and into CAG, with CAG continuing as the surviving corporation of the mergers. Concurrent with the mergers, CAG changed its name to Fairfield Manufacturing Company, Inc.

Item 6.   Exhibits and Reports on Form 8K
     See Exhibit Index

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FAIRFIELD MANUFACTURING COMPANY, INC.


Dated: May 14, 1996          By    /s/RICHARD A. BUSH
                               Richard A. Bush
                               Vice President Finance

                         EXHIBIT INDEX

    Exhibit                      Description
    No.
    (2) (a) Articles of Merger and related Plan of Merger under the state of Indiana of Fairfield Manufacturing Company, Inc. with and into Central Alabama Grain Company, Inc. dated March 31, 1995, incorporated by reference from
                Exhibit 2(a) to Fairfield's Form 10-K as filed with the Securities and Exchange Commission on March 22, 1995 (the "1994 Form 10-K").

    (2) (b)     Certificate of Ownership and Merger, merging
                Fairfield Manufacturing Company, Inc. into
                Central Alabama Grain Company, Inc.,
                incorporated by reference from Exhibit 2(b) to the 1994 Form 10-K.

    (3) (a) Restated Certificate of Incorporation of Fairfield Manufacturing Company, Inc. formally known as Central Alabama Grain Company, Inc., incorporated by reference from Exhibit 3(b) to the 1994 Form 10-K.

    (3) (c) By-Laws of Central Alabama Grain Company, Inc., incorporated by reference from Exhibit 3(c) to the 1994 Form 10-K.

    (4) (a) Indenture, dated as of July 7, 1993, between the Company and First Fidelity Bank, National Association, New York, as trustee, incorporated by reference from Exhibit 4(a) to Fairfield's Form 10-Q as filed with the Securities and Exchange Commission on August 16, 1993 (the "Second Quarter 1993 Form 10-Q").

    (4) (b) Supplemental Indenture No. 1, dated March 31, 1995, between Central Alabama Grain Company, Inc. as successor-in-interest to Fairfield Manufacturing Company, Inc. and First Fidelity Bank, National Association, as trustee, incorporated by reference from Exhibit 4(b) to the 1994 Form 10-K.

    (9)         Voting Trust Agreement

                          Not Applicable.

    (10) (a) Loan Agreement, dated as of July 7, 1993, among the Company, the lenders named therein and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(a) to the Second Quarter 1993 Form 10-Q.

    (10) (b) Amended and Restated Warrant Agreement, dated as of July 7, 1993, among the Company, Mitsui Nevitt Capital Corporation and Principal Mutual Life Insurance Company, incorporated by reference from Exhibit 10(b) to the Second Quarter 1993 Form 10-Q.

    (10) (c) Security Agreement, dated as of July 7, 1993, between the Company and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(c) to the Second Quarter 1993 Form 10-Q.

    (10) (d) Security Agreement, dated as of July 7, 1993, between T-H Licensing, Inc. ("T-H Licensing") and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(d) to the Second Quarter 1993 Form 10-Q.

    (10) (e) Stock Pledge Agreement, dated as of July 7, 1993, between the Company and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(e) to the Second Quarter 1993 Form 10-Q.

    (10) (f) Stock Pledge Agreement, dated as of July 7, 1993, between Fairfield Holdings, Inc. and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(f) to the Second Quarter 1993 Form 10-Q.

    (10) (g)    Trademark Security Agreement, dated as of July
                7, 1993, between the Company and General
                Electric Capital Corporation, as agent,
                incorporated by reference from Exhibit 10(g) to the Second Quarter 1993 Form 10-Q.

    (10) (h)    Trademark Security Agreement, dated as of July
                7, 1993, between T-H Licensing, Inc. and
                General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(h) to the Second Quarter 1993 Form 10-Q.

    (10) (i) Patent Security Agreement, dated as of July 7, 1993, between the Company and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(i) to the Second Quarter 1993 Form 10-Q.

    (10) (j)    Patent Security Agreement, dated as of July 7,
                1993, between T-H Licensing and General
                Electric Capital Corporation, as agent,
                incorporated by reference from Exhibit 10(j) to the Second Quarter 1993 Form 10-Q.

    (10) (k) Subsidiary Guaranty, dated as of July 7, 1993, between T-H Licensing and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(k) to the Second Quarter 1993 Form 10-Q.

    (10) (l) Mortgage, Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of July 7, 1993, between the Company and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(l) to the Second Quarter 1993 Form 10-Q.

    (10) (m) Collection Account Agreement, dated as of July 7, 1993, among the Company and General Electric Capital Corporation, and acknowledged by Bank One, Lafayette, N.A., incorporated by reference from Exhibit 10(m) to the Second Quarter 1993 Form 10-Q.

    (10) (n) Used Machinery Account Agreement, dated as of July 7, 1993, among the Company and General Electric Capital Corporation, and acknowledged by Bank One, Lafayette, N.A., incorporated by reference from Exhibit 10(n) to the Second Quarter 1993 Form 10-Q.

    (10) (o) Quitclaim Grant of Security Interest, dated as of July 7, 1993, between the Company and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(o) to the Second Quarter 1993 Form 10-Q.

    (10) (p) Supplemental Quitclaim Grant of Security Interest (Patents only), dated as of July 7, 1993, between the Company and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(p) to the Second Quarter 1993 Form 10-Q.

    (10) (q) First Amendment to Loan Agreement, dated as of September 30, 1994, among the Company, the lenders named therein and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(q) to Fairfield's Form 10-Q as filed with the Securities and Exchange Commission on November 14, 1994.

    (10) (r) Second Amendment to Loan Agreement, dated as of March 30, 1995, among the Company, the lenders named therein and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(r) to the 1994 Form 10-K.

    (10) (s) Third Amendment to Loan Agreement, dated as of March 31, 1995, among the Company, the lenders named therein and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(s) to the 1994 Form 10-K.

    (10) (t) First Amendment to Mortgage Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of March 31, 1995, between the Company and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(t) to the 1994 Form 10-K.

    (10) (u)    Stock Pledge Agreement, dated as of March 31,
                1995, between Lancer Industries Inc. and
                General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(u) to the 1994 Form 10-K.

    (10) (v) Amended and Restated Security Agreement, dated as of March 31, 1995, between the Company and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(v) to the 1994 Form 10-K.

    (10) (w) The Employment and Non-Competition Agreement, dated as of January 1, 1992, between the Company and W. B. Lechman, as amended on February 22, 1994 and December 19, 1995, incorporated by reference from Exhibit 10(w) to Fairfield's Form 10-K as filed with the Securities and Exchange Commission on March 15,
                1996 (the "1995 Form 10-K").

    (10) (x)    The Fairfield Manufacturing Company, Inc.
                Equity Participation Plan, dated August 21,
                1989, incorporated by reference from Exhibit
                10(x) to the 1995 Form 10-K.

    (10) (y) The Collective Bargaining Agreement, ratified October 28, 1995, between the Company and United Auto Workers' Local 2317, incorporated by reference from Exhibit 10(y) to the 1995 Form 10-K.

    (10) (z) The Tax Sharing Agreement, dated as of July 18, 1990, between Fairfield Manufacturing Company, Inc. and Lancer Industries Inc., incorporated by reference from Exhibit 10(z) to the 1995 Form 10-K.

    (10) (aa)   The Fairfield Manufacturing Company, Inc.
                (1992) Supplemental Executive Retirement Plan, incorporated by reference from Exhibit 10(aa) to the 1995 Form 10-K.

    (10) (bb)   Letter Agreement, dated December 29, 1989,
                granting exclusive license from T-H Licensing, Inc. to Fairfield Manufacturing Company, Inc., incorporated by reference from Exhibit 10(bb) to the 1995 Form 10-K.

    (11)        Statement re computation of per share earnings.

                          Not Applicable.
    (12)        Statement re Computation of ratios.

                          Not Applicable.

    (13)        Annual Report to Security Holders, Form 10-Q or
                Quarterly Report to Security Holders.

                          Not Applicable.

    (16)        Letter re Change in Certifying Accountant.

                          Not Applicable.

    (18)        Letter re change in accounting principles.

                          Not Applicable.

    (21)        Subsidiaries of Fairfield Manufacturing
                Company, Inc.

                          T-H Licensing, Inc.

    (22) Published report regarding matters submitted to vote of security holders.

                          Not Applicable.

    (23)        Consents of experts and counsel.

                          Not Applicable.

    (24)        Power of attorney.

                          Not Applicable.

    (28)        Information from Reports Furnished to State
                Insurance Regulatory Authorities.

                          Not Applicable.

    (99)        Additional exhibits.

                          Not Applicable.