Form 10-Q
period 1996-06-30
FAIRFIELD MANUFACTURING CO INC
filed 1996-08-09
CIK 904543

-1-
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-Q

              [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended:  June 30, 1996

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

               Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996 is as follows:

                        7,752,000 shares of Common Stock
                      FAIRFIELD MANUFACTURING COMPANY, INC.

                                    Form 10-Q

                                  June 30, 1996

PART I -  FINANCIAL INFORMATION

                                                                   Page
                                                                 Number
Item 1 - Financial Statements:

Consolidated Balance Sheets, December 31, 1995 and June 30,           3
     1996 (Unaudited)

Consolidated Statements of Operations for the three and six           4
     months ended June 30, 1995 and 1996 (Unaudited)

Consolidated Statements of Cash Flows for the six months              5
     ended June 30, 1995 and 1996 (Unaudited)

Consolidated Statement of Stockholder's Equity for the six            6
     months ended June 30, 1996 (Unaudited)

Notes to Consolidated Financial Statements                          7-8

Item 2 - Management's Discussion and Analysis of Financial         9-10
     Condition and Results of Operations

PART II - OTHER INFORMATION

Item 5 -  Other Information                                          10

Item 6 -  Exhibits and Reports on Form 8-K Reference is              10
     made to Exhibit Index, beginning on page 11 herein.
     Reports on Form 8-K, none.

SIGNATURE                                                            10

EXHIBIT INDEX                                                     11-15

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                            December 31,   June 30, 1996
                                                    1995
                                                             (Unaudited)
     ASSETS
Current assets:
Cash and cash equivalents                       $  4,324        $  3,342
Trade receivables, less allowance of $600         24,328          23,730
     in 1995 and 1996
Inventories                                       24,912          19,729
Other                                                897             640

     Total current assets                         54,461          47,441

Property, plant and equipment, net                71,056          71,674

Other assets:
Excess of investment over net assets              54,098          53,298
     acquired, less accumulated
     amortization of $10,261 in 1995 and
     11,061 in 1996
Deferred financing costs, less                     3,540           3,198
     accumulated amortization of $1,685
     in 1995 and $2,027 in 1996
     Total other assets                           57,638          56,496

     Total assets                               $183,155        $175,611

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt            $  3,000        $  2,500
Due to parent                                        807             394
Accounts payable                                  11,150          13,447
Accrued liabilities                               17,524          16,111
Deferred income taxes                              4,700           4,700

     Total current liabilities                    37,181          37,152

Accrued retirement costs                          14,758          14,758
Deferred income taxes                             11,258          10,225
Long-term debt                                   110,000         100,500

Stockholder's equity:
Common stock:
Par value $.01 per share, 10,000,000                  77              78
     shares authorized, 7,676,000 issued
     and outstanding in 1995 and
     7,752,000 in 1996
Paid in capital                                   35,209          36,261
Retained deficit                                (25,328)        (23,363)

     Total stockholder's equity                    9,958          12,976

     Total liabilities and stockholder's        $183,155        $175,611
     equity

                   The accompanying notes are an integral part
                    of the consolidated financial statements.
                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                   (Unaudited)

                                Three months ended    Six months ended June
                                          June 30,                      30,
                                   1995       1996        1995         1996

Net sales                      $ 47,059   $ 49,585    $ 90,022     $100,925
Cost of sales                                           71,598       82,513
                                 36,998     40,838

     Gross profit                10,061      8,747      18,424       18,412

Selling, general and              3,403      4,161       6,631        7,799
     administrative
     expenses
Amortization of excess of
     investment over net            410        400         820          800
     assets acquired

     Operating income             6,248      4,186      10,973        9,813

Interest expense, net             3,044      2,804       6,128        5,718
Amortization of deferred            157        186         335          342
     financing costs
Other expense, net
                                   (30)         12          37           33

     Income before income         3,077      1,184       4,473        3,720
     taxes

Provision for income taxes
                                  1,383        772       2,013        1,755

     Net income                                  $
                                 $1,694        412      $2,460       $1,965

Income per share data:

Net income per common share
                                  $0.26      $0.05       $0.51        $0.26

    Weighted average          6,568,159  7,701,560   4,802,065    7,688,918
     common shares
     outstanding

                   The accompanying notes are an integral part
                    of the consolidated financial statements.
                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                              For the six     For the six
                                             months ended    months ended
                                            June 30, 1995   June 30, 1996

Cash flows from operating activities:
Net income                                        $ 2,460        $  1,965
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
Depreciation and amortization                       6,269           6,662
Decrease in deferred income taxes                   (563)         (1,033)
Changes in assets and liabilities:
(Increase) decrease in trade receivables          (5,954)             598
Decrease in receivable from parent                  1,435               -
(Increase) decrease in inventories                (6,427)           5,183
(Increase) decrease in other assets                 (813)             257
(Decrease) in payable due to parent                     -           (413)
Increase in accounts payable                        3,792           2,183
Increase (decrease) in accrued                      2,225         (2,146)
     liabilities
Increase in accrued retirement costs                  613             733

     Net cash provided by operating                 3,037          13,989
     activities

Cash flows from investing activities:
Additions to plant and equipment                  (6,407)         (6,024)

Cash flows from financing activities:
Proceeds from additional capital                    1,434           1,053
     contribution
Proceeds from issuance/borrowings of                6,000           5,000
     long-term debt
Payment of debt issuance costs                      (159)               -
Payment of long-term debt                         (5,000)        (15,000)

     Net cash provided by (used in)                 2,275         (8,947)
     financing activities

Net (decrease) in cash and cash                   (1,095)           (982)
     equivalents

Cash and cash equivalents:
     Beginning of period                            1,450           4,324

     End of period                               $    355        $  3,342

Supplemental schedule of cash flow
     information:
Cash paid for:
Interest                                         $  6,195        $  5,921
Taxes to parent                                 $     200        $  1,700
Non cash investing activities:
     Additions to plant and equipment
     included in accounts payable at
     June 30, 1995 and 1996 of $3,864
     and $114, respectively, are
     excluded from the change in
     accounts payable and additions to
     plant and equipment above.

    The accompanying notes are an integral part of the consolidated financial statements.
                      FAIRFIELD MANUFACTURING COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                 (In thousands)
                                   (Unaudited)

                                    Additional                    Stock-
                            Common     Paid-in  Accumulated     holder's
                                                                  Equity
                             Stock     Capital      Deficit
Balance, December 31,         $ 77     $35,209    $(25,328)      $ 9,958
     1995
Issuance of Common Stock         1         (1)            -            -
Capital contribution             -       1,053            -        1,053
Net Income                                            1,965        1,965
                                 -           -
Balance, June 30, 1996                 $36,261    $(23,363)      $12,976
                              $ 78

                   The accompanying notes are an integral part
                    of the consolidated financial statements.
                      FAIRFIELD MANUFACTURING COMPANY, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Interim Financial Information:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-
X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of Fairfield Manufacturing Company, Inc.'s (the "Company's") financial position, results of operations and cash flows have been included. The results for the three and six months ended June 30, 1995 and 1996 are not necessarily indicative of the results to be expected for the full year or for any interim period.

2.   Parent Company of Registrant:

The Company was acquired by Central Alabama Grain Company, Inc. ("CAG"), a wholly owned subsidiary of Lancer Industries Inc. ("Lancer"), in a purchase transaction on August 21, 1989. On March 31, 1995, the Company merged with and into CAG, with CAG continuing as the surviving corporation of the mergers. Concurrent with the mergers, CAG changed its name to Fairfield Manufacturing Company, Inc.

3.   Inventories:

Inventories consist of the following:

    (In thousands)                          December 31,   June 30, 1996
                                                    1995

Raw materials                                   $  4,039        $  4,302
Work in process                                   10,978           7,681
Finished goods                                    10,350           8,480
                                                  25,367          20,463
Less: excess of FIFO cost over LIFO                (455)           (734)
    cost
                                                $ 24,912       $  19,729

4.   Income per Common Share:

Net income per common share is based on the weighted average number of common shares outstanding during the period, which, for the three and six months ended June 30, 1995 was 6,568,159 and 4,802,065, respectively, and for the three and six months ended June 30, 1996 was 7,701,560 and 7,688,918, respectively. The increase in the weighted average common shares outstanding is due to the Company issuing 764,720 additional shares of its common stock on September 30, 1995, 25,000 shares on March 31, 1995, and 51,000 shares on June 30, 1996, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement.

5.   Debt:

In connection with the refinancing of certain indebtedness, the Company entered into a Credit Agreement (as amended, the "Credit Agreement") with a senior lending institution which provided for a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan"). In order to meet future business demands, the Company amended the Credit Agreement during March 1995. The Term Loan amortization, as amended, is payable quarterly through December 1999. In connection with the amendment, the Revolving Credit Facility commitment was increased from $15,000,000 to $20,000,000 and at the option of the Company may be increased by an additional $5,000,000 and matures December 1999.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's net sales for the three months ended June 30, 1996 were $49.6 million, an increase of $2.5 million, or 5.4%, compared to the three months ended June 30, 1995. For the six months ended June 30, 1996, the Company's net sales were $100.9 million, an increase of $10.9 million, or 12.1%, compared to the same period in 1995. Increased sales volumes of the Company's products are the result of additional outsourcing by captive gear manufacturers, continued growth in sales of products and applications developed over the last few years, increases in manufacturing capabilities, and improvements in the markets served by our customers.

The backlog of orders to be shipped in the next six months was, as of June 30, 1996, $76.8 million, down from $136.8 million one year earlier. Due to capacity constraints in 1995, only $103.1 million of the $136.8 million was shipped by December 31, 1995. Capital investments made during 1996 and 1995 have significantly improved production capacity.

The Company's gross profit in the second quarter of 1996 was $8.7 million, or 17.6% of net sales, compared to $10.1 million, or 21.4% of net sales, for the second quarter of 1995. For the first half of 1996, gross profit was $18.4, or 18.2% of net sales, compared to $18.4, or 20.5% of net sales for the comparable period in 1995. The decreased profit percentage resulted primarily from slight increases in material and manufacturing costs.

Selling, general and administrative expense ("SG&A") was $4.2 million, or 8.4% of net sales, for the three months ended June 30, 1996, compared to $3.4 million, or 7.2% of net sales, in the comparable 1995 period. For the six months ended June 30, 1996, the Company's SG&A was $7.8 million, or 7.7% of net sales versus $6.6 million, or 7.4% of net sales for the first half of 1994. The increase in SG&A expense from 1995 for both the three and six month periods results principally from the higher sales volume and costs related to new product introduction as well as the write-off of a $.5 million cancellation charge due to a customer filing Chapter 11.

Earnings from operations for the three months ended June 30, 1996 were $4.2 million, or 8.4% of net sales compared to $6.2 million, or 13.3% of net sales for the comparable 1995 period. For the six months ended June 30, 1996, the Company's earnings from operations were $9.8 million, or 9.7% of net sales, compared to $11.0 million, or 12.2% of net sales for the first six months of 1995.

Interest expense in the second quarters of 1996 and 1995 was $2.8 million and $3.0 million, respectively. For the first half of 1996 and 1995, interest expense was $5.7 million and $6.1 million, respectively. Interest expense decreased predominantly due to a lower average debt balance during the three and six months ended June 30, 1996 versus the comparable 1995 periods.

The Company's income before income taxes was $1.2 million for the second quarter of 1996, compared to $3.1 million for the comparable 1995 period. For the six months ended June 30, 1996, the Company's income before income taxes was $3.7 million compared to $4.5 million for the comparable 1995 period.

The Company's net income was $0.4 million for the second quarter of 1996 as compared to $1.7 million for the comparable 1995 period. For the first six months of 1996, net income was $2.0 million compared to $2.5 million for the first six months of 1995.

Liquidity and Capital Resources

The Company's liquidity requirements have been met by funds provided by operations and short-term borrowings under its Credit Agreement.

Net cash provided by operations for the six months ended June 30, 1996 was $14.0 million, an increase of $11.0 million compared with net cash provided by operations of $3.0 million in the comparable 1995 period. The favorable comparison to the prior-year period was due to improved cash availability from working capital changes, primarily an $11.6 million reduction in inventory due to improved manufacturing cycle times.

Capital expenditures for various machine tools, equipment and building improvement items totaled $6.1 million and $10.3 million during the first six months of 1996 and 1995, respectively. Of the $6.1 million in 1996, $.1 million has been funded by an increase in accounts payable in the balance sheet versus $3.9 million of the $10.3 million of capital expenditures in 1995. The capital expenditures for both 1996 and 1995 were principally targeted at increasing capacity and productivity to meet heightened customer demand.

The Company believes that the amounts available under the existing credit facilities and cash flow from operations will provide adequate liquidity for the foreseeable future.

PART II - OTHER INFORMATION

Item 5.   Other Information

Effective May 28, 1996, Kenneth A. Burns was appointed to the position of President and Chief Operating Officer for the Company. Mr. Burns had held the position of Vice President of Operations since January 1, 1996. Prior to January 1, 1996, Mr. Burns held executive positions with various manufacturing companies.

Item 6.   Exhibits and Reports on Form 8K

(a)  See Exhibit Index.

(b) No reports on form 8-K have been filed during the last quarter of the period covered by this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FAIRFIELD MANUFACTURING
                                        COMPANY, INC.




Dated: August 8, 1996                             By   /s/RICHARD A. BUSH
                                        Richard A. Bush
                                        Vice President Finance


     EXHIBIT INDEX

     Exhibit No.        Description
     (2) (a) Articles of Merger and related Plan of Merger under the state of Indiana of Fairfield Manufacturing Company, Inc. with and into CAG dated March 31, 1995, incorporated by reference from Exhibit 2(a) to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 22, 1995 (the "1994 Form 10-K").

     (2) (b) Certificate of Ownership and Merger, merging the Company into CAG, incorporated by reference from
                   Exhibit 2(b) to the 1994 Form 10-K.

     (3) (a) Restated Certificate of Incorporation of the Company, Inc. formally known as CAG, incorporated by reference from Exhibit 3(b) to the 1994 Form 10-K.

     (3) (c) By-Laws of CAG, incorporated by reference from Exhibit 3(c) to the 1994 Form 10-K.

     (4) (a) Indenture, dated as of July 7, 1993, between the Company and First Fidelity Bank, National Association, New York, as trustee, incorporated by reference from
                   Exhibit 4(a) to the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 16, 1993 (the "Second Quarter 1993 Form 10-Q").

     (4) (b) Supplemental Indenture No. 1, dated March 31, 1995, between CAG as successor-in-interest to the Company and First Fidelity Bank, National Association, as trustee, incorporated by reference from Exhibit 4(b) to the 1994 Form 10-K.

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

     (10) (f) Stock Pledge Agreement, dated as of July 7, 1993, between Fairfield Holdings, Inc. ("Fairfield
                   Holdings") and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(f) to the Second Quarter 1993 Form 10-Q.

     (10) (g) Trademark Security Agreement, dated as of July 7, 1993, between the Company and General Electric Capital Corporation, as agent, incorporated by reference from
                   Exhibit 10(g) to the Second Quarter 1993 Form 10-Q.

     (10) (h) Trademark Security Agreement, dated as of July 7, 1993, between T-H Licensing and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(h) to the Second Quarter 1993 Form 10-Q.

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

     (10) (u) Stock Pledge Agreement, dated as of March 31, 1995, between Lancer and General Electric Capital
                   Corporation, as agent, incorporated by reference from
                   Exhibit 10(u) to the 1994 Form 10-K.

     (10) (v) Amended and Restated Security Agreement, dated as of March 31, 1995, between the Company and General Electric Capital Corporation, as agent, incorporated by reference from Exhibit 10(v) to the 1994 Form 10-K.

     (10) (w) The Employment and Non-Competition Agreement, dated as of January 1, 1992, between the Company and W. B. Lechman, as amended on February 22, 1994 and December 19, 1995, incorporated by reference from Exhibit 10(w) to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 15, 1996 (the "1995 Form 10-K").

     (10) (x) The Fairfield Manufacturing Company, Inc. Equity Participation Plan, dated August 21, 1989, incorporated by reference from Exhibit 10(x) to the 1995 Form 10-K.

     (10) (y) The Collective Bargaining Agreement, ratified October 28, 1995, between the Company and United Auto Workers' Local 2317, incorporated by reference from Exhibit 10(y) to the 1995 Form 10-K.

     (10) (z) The Tax Sharing Agreement, dated as of July 18, 1990, between the Company and Lancer, incorporated by reference from Exhibit 10(z) to the 1995 Form 10-K.

     (10) (aa)     The Fairfield Manufacturing Company, Inc. (1992)
                   Supplemental Executive Retirement Plan, incorporated by reference from Exhibit 10(aa) to the 1995 Form 10-
                   K.

     (10) (bb)     Letter Agreement, dated December 29, 1989, granting
                   exclusive license from T-H Licensing, to the Company, incorporated by reference from Exhibit 10(bb) to the 1995 Form 10-K.

     (11)          Statement re computation of per share earnings.

                             Not Applicable.
     (15)          Letter re unaudited interim financial information.

                             Not Applicable.

     (18)          Letter re change in accounting principles.

                             Not Applicable.

     (19)          Report furnished to security holders.

                             Not Applicable.

     (22) Published report regarding matters submitted to vote of security holders.

                             Not Applicable.

     (23)          Consents of experts and counsel.

                             Not Applicable.

     (24)          Power of attorney.

                             Not Applicable.

     (27)          Financial Data Schedule

     (99)          Additional exhibits.

                             Not Applicable.