Form 10-Q
period 1996-09-30
FAIRFIELD MANUFACTURING CO INC
filed 1996-11-13
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-Q

              [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended:  September 30, 1996

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

               Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996 is as follows:

                        7,775,000 shares of Common Stock
                      FAIRFIELD MANUFACTURING COMPANY, INC.

                                    Form 10-Q

                               September 30, 1996

PART I -  FINANCIAL INFORMATION

                                                                   Page
                                                                 Number
Item 1 - Financial Statements:

Consolidated Balance Sheets, December 31, 1995 and                    3
     September 30, 1996 (Unaudited)

Consolidated Statements of Operations for the three and               4
     nine months ended September 30, 1995 and 1996
     (Unaudited)

Consolidated Statements of Cash Flows for the nine months             5
     ended September 30, 1995 and 1996 (Unaudited)

Consolidated Statement of Stockholder's Equity for the nine           6
     months ended September 30, 1996 (Unaudited)

Notes to Consolidated Financial Statements                          7-8

Item 2 - Management's Discussion and Analysis of Financial         9-10
     Condition and Results of Operations

PART II - OTHER INFORMATION

Item 5 -  Other Information                                          10

Item 6 -  Exhibits and Reports on Form 8-K.  Reference is            10
     made to Exhibit Index, beginning on page 11 herein.
     Reports on Form 8-K, none.

SIGNATURE                                                            10

EXHIBIT INDEX                                                     11-15

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                            December 31,   September 30,
                                                    1995            1996
                                                             (Unaudited)
     ASSETS
Current assets:
Cash and cash equivalents                       $  4,324        $  5,406
Trade receivables, less allowance of $600         24,328          24,009
     in 1995 and 1996
Inventories                                       24,912          18,611
Other                                                897             805

     Total current assets                         54,461          48,831

Property, plant and equipment, net                71,056          71,697

Other assets:
Excess of investment over net assets              54,098          52,898
     acquired, less accumulated
     amortization of $10,261 in 1995 and
     11,461 in 1996
Deferred financing costs, less                     3,540           3,027
     accumulated amortization of $1,685
     in 1995 and $2,198 in 1996
     Total other assets                           57,638          55,925

     Total assets                               $183,155        $176,453

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt            $  3,000        $  3,750
Due to parent                                        807             219
Accounts payable                                  11,150          14,246
Accrued liabilities                               17,524          16,278
Deferred income taxes                              4,700           4,700

     Total current liabilities                    37,181          39,193

Accrued retirement costs                          14,758          14,758
Deferred income taxes                             11,258           9,798
Long-term debt                                   110,000          99,250

Stockholder's equity:
Common stock:
Par value $.01 per share, 10,000,000                  77              78
     shares authorized, 7,676,000 issued
     and outstanding in 1995 and
     7,775,000 in 1996
Paid in capital                                   35,209          36,526
Retained deficit                                (25,328)        (23,150)

     Total stockholder's equity                    9,958          13,454

     Total liabilities and stockholder's        $183,155        $176,453
     equity

                   The accompanying notes are an integral part
                    of the consolidated financial statements.
                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                   (Unaudited)

                                   Three months ended      Nine months ended
                                        September 30,          September 30,
                                   1995          1996       1995        1996

Net sales                      $ 50,307      $ 45,864   $140,329    $146,789
Cost of sales                                  38,218                120,731
                                 40,129                  111,727

     Gross profit                10,178         7,646     28,602      26,058

Selling, general and              3,259         3,822      9,890      11,621
     administrative
     expenses
Amortization of excess of
     investment over net            410           400      1,230       1,200
     assets acquired

     Operating income             6,509         3,424     17,482      13,237

Interest expense, net             3,158         2,760      9,286       8,478
Amortization of deferred            156           171        491         513
     financing costs
Other expense, net
                                     22            32         59          65

     Income before income         3,173           461      7,646       4,181
     taxes

Provision for income taxes
                                  1,429           248      3,442       2,003

     Net income                                $  213                 $2,178
                                 $1,744                   $4,204

Income per share data:

Net income per common share                     $0.03
                                  $0.26                    $0.77       $0.28

    Weighted average          6,835,592     7,752,250  5,487,356   7,701,590
     common shares
     outstanding












                   The accompanying notes are an integral part
                    of the consolidated financial statements.
                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                              For the nine      For the nine
                                              months ended      months ended
                                             September 30,     September 30,
                                                      1995              1996

Cash flows from operating activities:
Net income                                         $ 4,204          $  2,178
     Adjustments to reconcile net
     income to net cash provided by
     operating activities:
Depreciation and amortization                        9,393             9,993
Decrease in deferred income taxes                    (292)           (1,460)
Changes in assets and liabilities:
(Increase) decrease in trade                       (7,783)               319
     receivables
Decrease in receivable from parent                   1,097                 -
(Increase) decrease in inventories                 (6,381)             6,301
(Increase) decrease in other assets                  (315)                92
(Decrease) in payable due to parent                      -             (588)
Increase in accounts payable                         4,008             1,292
Increase (decrease) in accrued                       1,675           (2,340)
     liabilities
Increase in accrued retirement costs                   191             1,094

     Net cash provided by operating                  5,797            16,881
     activities

Cash flows from investing activities:
Additions to plant and equipment                   (9,607)           (7,117)

Cash flows from financing activities:
Proceeds from additional capital                     1,866             1,318
     contribution
Proceeds from issuance/borrowings of                11,000             5,000
     long-term debt
Payment of debt issuance costs                       (340)                 -
Payment of long-term debt                         (10,000)          (15,000)

     Net cash provided by (used in)                  2,526           (8,682)
     financing activities

Net (decrease) increase in cash and                (1,284)             1,082
     cash equivalents

Cash and cash equivalents:
     Beginning of period                             1,450             4,324

     End of period                                $    166          $  5,406

Supplemental schedule of cash flow
     information:
Cash paid for:
  Interest                                         $11,682           $11,270
  Taxes to parent                                $     900          $  2,200
  Non cash investing activities:
   Additions to plant and equipment
     included in accounts payable at
     September 30, 1995 and 1996 of
     $2,131 and $1,804, respectively,
     are excluded from the change in
     accounts payable and additions to
     plant and equipment above.

    The accompanying notes are an integral part of the consolidated financial statements.
                      FAIRFIELD MANUFACTURING COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                 (In thousands)
                                   (Unaudited)

                                    Additional                    Stock-
                            Common     Paid-in  Accumulated     holder's
                                                                  Equity
                             Stock     Capital      Deficit
Balance, December 31,         $ 77     $35,209    $(25,328)      $ 9,958
     1995
Issuance of Common Stock         1         (1)            -            -
Capital contribution             -       1,318            -        1,318
Net Income                                            2,178        2,178
                                 -           -
Balance, September 30,                 $36,526    $(23,150)      $13,454
     1996                     $ 78






























                   The accompanying notes are an integral part
                    of the consolidated financial statements.
                      FAIRFIELD MANUFACTURING COMPANY, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Interim Financial Information:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-
X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of Fairfield Manufacturing Company, Inc.'s (the "Company's") financial position, results of operations and cash flows have been included. The results for the three and nine months ended September 30, 1995 and 1996 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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

3.   Inventories:

Inventories consist of the following:

    (In thousands)                          December 31,   September 30,
                                                    1995            1996

Raw materials                                   $  4,039        $  3,790
Work in process                                   10,978           7,858
Finished goods                                    10,350           7,837
                                                  25,367          19,485
Less: excess of FIFO cost over LIFO                (455)           (874)
    cost
                                                $ 24,912       $  18,611

4.   Income per Common Share:

Net income per common share is based on the weighted average number of common shares outstanding during the period, which, for the three and nine months ended September 30, 1995 was 6,835,592 and 5,487,356, respectively, and for the three and nine months ended September 30, 1996 was 7,752,250 and 7,701,590, respectively. The increase in the weighted average common shares outstanding is due to the Company issuing 84,000 additional shares of its common stock on December 31, 1995, 25,000 shares on March 31, 1996, 51,000 shares on June 30, 1996, and 23,000 shares on September 30, 1996, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement.

5.   Debt:

In connection with the refinancing of certain indebtedness, the Company entered into a loan agreement (as amended, the "Loan Agreement") with a senior lending institution which provided for a revolving credit facility (the "Revolving Credit Facility") and a term loan (the "Term Loan"). In order to meet future business demands, the Company amended the Credit Agreement during March 1995. The Term Loan amortization, as amended, is payable quarterly through December 1999. In connection with the amendment, the Revolving Credit Facility commitment was increased from $15,000,000 to $20,000,000 and at the option of the Company may be increased by an additional $5,000,000 and matures December 1999.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's net sales for the three months ended September 30, 1996 were $45.9 million, a decrease of $4.4 million, or 8.8%, compared to the three months ended September 30, 1995. For the nine months ended September 30, 1996, the Company's net sales were $146.8 million, an increase of $6.5 million, or 4.6%, compared to the same period in 1995. The year-to-date increase in sales volume of the Company's products are the result of additional outsourcing by captive gear manufacturers, continued growth in sales of products and applications developed over the last few years, increases in manufacturing capabilities, and improvements in the markets served by our customers.

The backlog of orders to be shipped in the next six months was, as of September 30, 1996, $75.1 million, down from $98.1 million one year earlier. The lower backlog at September 30, 1996 results primarily from reduced factory lead times.

The Company's gross profit in the third quarter of 1996 was $7.6 million, or 16.7% of net sales, compared to $10.2 million, or 20.2% of net sales, for the third quarter of 1995. For the first nine months of 1996, gross profit was $26.1 million, or 17.8% of net sales, compared to $28.6, or 20.4% of net sales for the comparable period in 1995. The decreased profit percentage resulted primarily from reduced inventory and increases in material and manufacturing costs.

Selling, general and administrative expense ("SG&A") was $3.8 million, or 8.3% of net sales, for the three months ended September 30, 1996, compared to $3.3 million, or 6.5% of net sales, in the comparable 1995 period. For the nine months ended September 30, 1996, the Company's SG&A was $11.6 million, or 7.9% of net sales versus $9.9 million, or 7.1% of net sales for the first nine months of 1995. The increase in SG&A expense from 1995 for both the three and nine month represents an investment for future business growth as well as the write-off of a $.5 million cancellation charge due to a customer filing Chapter 11.

Earnings from operations for the three months ended September 30, 1996 were $3.4 million, or 7.5% of net sales compared to $6.5 million, or 12.9% of net sales for the comparable 1995 period. For the nine months ended September 30, 1996, the Company's earnings from operations were $13.2 million, or 9.0% of net sales, compared to $17.5 million, or 12.5% of net sales for the first nine months of 1995.

Interest expense in the third quarters of 1996 and 1995 was $2.8 million and $3.2 million, respectively. For the first nine months of 1996 and 1995, interest expense was $8.5 million and $9.3 million, respectively. Interest expense decreased predominantly due to a lower average debt balance driven by reduced inventories during the three and nine months ended September 30, 1996 versus the comparable 1995 periods.

The Company's income before income taxes was $.5 million for the third quarter of 1996, compared to $3.2 million for the comparable 1995 period. For the nine months ended September 30, 1996, the Company's income before income taxes was $4.2 million compared to $7.6 million for the comparable 1995 period.

The Company's net income was $0.2 million for the third quarter of 1996 as compared to $1.7 million for the comparable 1995 period. For the first nine months of 1996, net income was $2.2 million compared to $4.2 million for the first nine months of 1995.

Liquidity and Capital Resources

The Company's liquidity requirements have been met by funds provided by operations and short-term borrowings under its Loan Agreement.

Net cash provided by operations for the nine months ended September 30, 1996 was $16.9 million, an increase of $11.1 million compared with net cash provided by operations of $5.8 million in the comparable 1995 period. The favorable comparison to the prior-year period was due to improved cash availability from working capital changes, primarily a $13.4 million reduction in inventory from September 30, 1995 to September 30, 1996 due to improved manufacturing cycle times.

Capital expenditures for various machine tools, equipment and building improvement items totaled $8.9 million and $11.7 million during the first nine months of 1996 and 1995, respectively. Of the $8.9 million in 1996, $1.8 million has been funded by an increase in accounts payable in the balance sheet versus $2.1 million of the $11.7 million of capital expenditures in 1995. The capital expenditures for both 1996 and 1995 were principally targeted at increasing capacity and productivity to meet heightened customer demand.

The Company believes that the amounts available under the existing credit facilities and cash flow from operations will provide adequate liquidity for the foreseeable future.

PART II - OTHER INFORMATION

Item 5.   Other Information

Effective September 12, 1996, Angus C. Littlejohn, Jr. resigned from the Company's Board of Directors.

Item 6.   Exhibits and Reports on Form 8K

(a)  See Exhibit Index.

(b) No reports on form 8-K have been filed during the last quarter of the period covered by this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FAIRFIELD MANUFACTURING
                                        COMPANY, INC.




Dated: November 8, 1996                      By:  /s/  RICHARD A. BUSH
                                        Richard A. Bush
                                        Vice President Finance


     EXHIBIT INDEX

     Exhibit No.        Description
     (2) (a) Articles of Merger and related Plan of Merger under the state of Indiana of the Company, with and into CAG dated March 31, 1995, incorporated by reference from
                   Exhibit 2(a) to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 22, 1995 (the "1994 Form 10-K").

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