Form 10-K
period 1996-12-31
FAIRFIELD MANUFACTURING CO INC
filed 1997-02-25
CIK 904543

WASHINGTON, D.C.  20549

                                    Form 10-K

            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended:  December 31, 1996

                                       OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

                         Commission File No.:  33-62598


                          Fairfield Manufacturing Company, Inc.
             (Exact name of Registrant as specified in its charter)


          Delaware                                    63-0500160
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)                    Identification No.)


     U. S. 52 South, Lafayette, IN                            47905
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code:  (765) 474-3474

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
     $85,000,000 11-3/8% Senior Subordinated Notes


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1996 is as follows:

                          7,805,000 shares of Common Stock
Index for exhibits is located on page 18



                      FAIRFIELD MANUFACTURING COMPANY, INC.

                           Annual Report on Form 10-K

                                December 31, 1996

                                Table of Contents

  Item                                                       Page
 Number                                                     Number
                              PART I
   1     Business                                             1
   2     Properties                                           5
   3     Legal Proceedings                                    5
   4     Submission of Matters to a Vote of Security          5
         Holders

                             PART II
   5     Market for the Registrant's Common Equity and        7
         Related Stockholder Matters
   6     Selected Financial Data                              7
   7     Management's Discussion and Analysis of              8
         Financial Condition and Results of Operations
   8     Financial Statements and Supplementary Data          10
   9     Changes in and Disagreements with Accountants        10
         on Accounting and Financial Disclosure

                             PART III
   10    Directors and Executive Officers of the              11
         Registrant
   11    Executive Compensation                               13
   12    Security Ownership of Certain Beneficial Owners      16
         and Management
   13    Certain Relationships and Related Transactions       17

                             PART IV
   14    Exhibits, Financial Statement Schedules, and         18
         Reports on Form 8-K
         Signatures                                           24
         Index to Consolidated Financial Statements and
         Schedule

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                                    Form 10-K
                       Fiscal Year Ended December 31, 1996

                                     PART I


ITEM 1.   BUSINESS

General

     Fairfield Manufacturing Company, Inc. (the "Company") believes that it is the leading independent manufacturer (based on sales) of high precision custom gears and planetary gear systems in North America, with an estimated market share in each of the custom gear and planetary gear system markets of more than two times that of its nearest competitors. The majority of the Company's custom gears and planetary gear systems are used by original equipment manufacturers ("OEMs") as components in various kinds of heavy mobile equipment. The Company's customers include many industry leaders. For the year ended December 31, 1996, the Company had net sales of $195.2 million.

     Custom gears, which accounted for $112.3 million, or 57.5%, of the Company's 1996 net sales, are components of larger systems such as axles, drive differentials and transmission units. The Company's custom gear customers consist principally of OEMs of rail (such as locomotives), mining, agricultural (such as tractors and specialty harvesting equipment), industrial, construction and materials-handling equipment, for many of whom the Company is the sole independent supplier of selected gear products.

     Planetary gear systems, which accounted for $82.9 million, or 42.5% of the Company's 1996 net sales, are integrated, self-contained power transmission and torque conversion systems that provide propulsion, swing and/or rotation to wheels, axles and other components in applications where the use of axles would otherwise present design difficulties. The Company markets its planetary gear systems under its Torque-Hub name ("Torque-Hub"). The Company believes that, as a result of the performance history and reputation for quality of the Company's Torque-Hub products, the Torque-Hub name has become closely identified with planetary gear systems. Customers for the Company's Torque-Hub products include OEMs of access platform (such as aerial-lift), road rehabilitation (such as pavers and road rollers), construction (such as excavators), forestry and agricultural (such as crop sprayers) equipment.

     The Company has been certified as a "preferred supplier" (based on systems compliance and on-site inspections) by all of its major customers that have certification procedures. The Company has also been certified as meeting "ISO-9001" standards, which are increasingly being used by OEMs in lieu of individual certification procedures. In addition, the Company expects to receive "QS-9000" certification by the end of 1997, which is the level of certification expected to be required by automotive OEMs beginning in 1998. The Company believes that certification provides it with a competitive advantage because a number of OEMs require certification as a condition to doing business.

     The Company believes that its strong market position in the custom gear and planetary gear systems markets is the result of its (i) breadth and quality of product offerings, (ii) longstanding relationships (in many cases of 20 years or more) with its major custom gear and planetary gear system customers, (iii) state-of-the-art engineering and manufacturing technology, including its in-house heat treating facilities, computer-aided design and manufacturing systems and computer numerically-controlled machine tools and gear grinders, (iv) ability to deliver products within short lead times, (v) cost competitiveness,
(vi) experienced engineering staff, which together with the Company's sales force, works closely with customers in designing and developing products to meet customers' needs and (vii) stable, knowledgeable sales force, many of whose members have engineering degrees and have worked with the same customers for many years. In addition, the Company believes that its management team, which has an average of over 25 years of experience in general manufacturing, will be instrumental in further strengthening the Company's market position.

     The Company was founded in 1919 as a manufacturer of custom gear products and was family-owned until 1977. At that time, the Company was purchased by Rexnord Corporation, which subsequently sold the Company in 1987 to Neoax Inc. Lancer Industries Inc. ("Lancer") purchased the Company in 1989. Fairfield's principal executive offices are located at U.S. 52 South, Lafayette, Indiana 47905. The Company's telephone number is (765) 474-3474.

Products

     Custom Gears. Custom gears accounted for approximately $112.3 million or 57.5% of the Company's net sales in 1996. The Company manufactures a wide variety of custom gears, ranging in type (e.g. helical, spiral bevel, spur and HYPOID) and size (from one inch to five feet), and has manufacturing capabilities which the Company believes are the broadest in the custom gear business. The Company's custom gears are manufactured according to customers' specifications, sometimes developed by or with the assistance of the Company, for use as component parts in various types of heavy mobile equipment. Custom gears are engineering-intensive and, although such products represent a relatively small portion of the cost of the equipment in which they are used, are critical to the operation of such equipment.

     Historically, the Company has focused on high margin custom gears. Such products, which are design- and engineering-intensive, are used in rail, mining, agricultural, construction, and materials-handling and other equipment demanding a high degree of product quality and reliability. Many customers in these markets do not have the necessary engineering and/or manufacturing facilities, and/or personnel to design and manufacture their gear requirements in-house. In addition, there is a trend among OEMs to focus on their core competencies rather than produce gears in-house.

     Torque-Hub Products. Torque-Hub products accounted for approximately $82.9 million or 42.5% of the Company's net sales in 1996. The Company believes that the Torque-Hub name has become closely identified with planetary gear systems, which provide drive, swing, and/or rotation to the equipment in which they are used and are primarily employed in cases where the use of axles present design difficulties. The Company produces a broad line of planetary gear systems under its Torque-Hub trade name, including wheel drives (used to propel off-highway equipment), shaft outputs (used to power remote in-plant machinery like mixers as well as mobile aerial lifts and cranes) and spindle outputs (which power the drive wheels of vehicles with small diameter wheels such as small lift trucks and mowers).

     The Company has introduced a number of new Torque-Hub products in recent years, including two-speed drives (Torque II series) and compact drives (CW and CT series) for wheeled or tracked vehicles. The Company believes that the two-speed drive is ideal for machinery requiring low- and high-speed settings, such as road paving equipment. The compact drive incorporates the brakes and hydraulic drive systems into a single compact unit, which the Company believes allows for better flexibility and is well-suited for a variety of applications. These products are used in a wide range of industrial and construction equipment, including excavators, crawler dozers and loaders, rubber-tired pavers and multi-speed winches.

Marketing and Distribution

     The Company's customers are OEMs and include many industry leaders with whom the Company has had relationships of 20 years or more. No single customer accounted for more than 10% of the Company's 1996 net sales.

     The Company has been certified as a "preferred supplier" by each of its major customers that have certification procedures. The Company has also been certified as meeting "ISO-9001" standards, which are increasingly being used by OEMs in lieu of individual certification procedures. In addition, the Company expects to receive "QS-9000" certification by the end of 1997, which is the level of certification expected to be required by automotive OEMs beginning in 1998. The Company believes that certification provides it with a competitive advantage because a number of OEMs require certification as a condition to doing business.

     The Company believes its stable, experienced sales force is a primary reason for the Company's success in maintaining customer loyalty and building new customer relationships. The Company's sales department is organized geographically and consists of 14 sales engineers, who have an average of over 15 years of service and most of whom have worked with the same customers for many years. In addition, each sales engineer has substantial expertise concerning the Company's products and product applications. Application engineers work closely with the Company's sales department and provide customers with guidance concerning product applications and specific design problems. By becoming a part of the customer's purchasing, and design decisions, the Company has developed close working relationships with many of its customers. Customer loyalty to the Company is further enhanced by the development, tooling and production costs associated with changing gear sources, as such costs are typically borne by the customer.

     All of the Company's custom gear products and approximately 70% of its Torque-Hub products are sold directly to OEMs. Since Torque-Hub products can be sold to more than one customer, the Company uses distributors to increase its penetration of the planetary gear systems market. The Company sells approximately 30% of its Torque-Hub line through a network of approximately 40 distributors located in the United States and abroad. International sales accounted for approximately $11 million, or approximately 6% of the Company's 1996 net sales.

Design and Manufacturing

     The Company believes that its state-of-the-art technology and experienced engineering staff provide it with a competitive advantage and are major factors behind the Company's strong market position.

     Technology. The Company has selectively invested in state-of-the-art manufacturing technology in recent years to improve product quality and price competitiveness, and to reduce lead time. The Company's manufacturing technology includes the latest computer-aided design and manufacturing (CAD/CAM) systems, and over one hundred computer numerically controlled (CNC) machine tools and gear grinders.

     The Company's CAD/CAM systems, which enable hundreds of design solutions to be visualized quickly and easily, facilitate product design and manufacturing. The Company's computer systems are capable of finite element analysis and simulation which allows many aspects of a design to be evaluated prior to production, resulting in lower tooling costs, reduced testing requirements and quicker time to market. In addition, the Company's CNC gear cutting machines allow for many different styles and sizes of gears to be run quickly in small lot sizes with a high degree of accuracy. The Company is in the process of installing an enhanced computer program designed to improve customer order scheduling and inventory management.

     The Company has its own comprehensive heat treating facilities. These in-house facilities allow the Company to control the annealing and carburizing processes that determine the load-carrying capacity of the final product. The Company's heat treating operations help ensure proper development and maintenance of gear tooth characteristics. As a result, the Company believes that it is able to provide its customers with improved quality and reduced lead times in filling orders. In-line dual frequency induction hardening equipment will be added in 1997, continuing the Company's practice of selectively adding advanced technology in its manufacturing processes.

     Engineering Staff. The Company's engineering department consists of approximately 70 engineers and technicians, including specialists in product, tool, manufacturing and industrial engineering. In addition, the Company has a metallurgy laboratory which determines the appropriate metallurgy for a specific gear application. These engineering groups, with their distinct specialties, work together as a team to develop solutions to specific customer requirements. These capabilities enable the Company to service clients who demand high quality, creative solutions to their product needs.

Materials and Supply Arrangements

     The Company generally manufactures its custom gear and Torque-Hub products to its customers' specifications and, as a result, does not generally contract for or maintain substantial inventory in raw materials or components. The Company purchases its three principal raw material needs (steel forgings, steel bars and castings) on a spot basis based on specific customer orders. No single supplier accounted for more than 10% of purchases of the Company's raw material purchases in 1996. In addition, alternative sources are available to fulfill each of the Company's major raw material requirements. The Company has never experienced a delay in production as a result of a supply shortage of a major raw material.

Competition

     The North American custom gear business is highly competitive but very fragmented. Competition can be broken down into four principal groups: major domestic manufacturers, regional domestic manufacturers, foreign producers and captive gear manufacturers. Although captive gear manufacturers supply all or a portion of their internal gear requirements and constitute a significant portion of the custom gear market, the Company believes there is a trend among such manufacturers to outsource, or purchase their gears from independent manufacturers such as the Company. The North American planetary gear market is also highly competitive and is concentrated among several large competitors, with the remaining market divided among a large number of relatively small suppliers. The Company competes with other manufacturers based on a number of factors, including delivery capability, quality and price. The Company believes that its breadth of manufacturing, engineering and technological capabilities provide it with a competitive advantage.

Employees

     At December 31, 1996, the Company had 1,195 permanent employees, of whom approximately 83% were employed in manufacturing, approximately 6% were engineers employed in the engineering department, and the remainder were office and managerial employees. The Company's production and maintenance employees became members of the United Auto Workers (UAW) union in October 1994 and the Company entered into a labor contract with the union in October 1995, which is scheduled to expire in October 1998. The Company considers its relations with its employees to be satisfactory.

Backlog

     As of December 31, 1996 and December 31, 1995, the Company had total order backlog of approximately $77.0 million and $85.0 million, respectively, for shipments due to be delivered by the Company for the six-month period following such dates. This reduction was attributable to the Company's ongoing business strategy of reducing lead times for its products.

Environmental Matters

     The Company's operations and properties are subject to a wide variety of increasingly complex and stringent environmental laws. As such, the nature of the Company's operations exposes it to the risk of claims with respect to such matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. The Company believes its operations and properties are in substantial compliance with such environmental laws. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws, and liability for known environmental claims pursuant to such environmental laws, will not have a material adverse effect on the Company's business, financial condition or operating results. However, future events, such as changes in existing environmental laws or their interpretation and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

Recent Developments

     The Company's loan agreement with a senior lending institution was amended during December 1996. The amendment increased the Company's term loan to $33.0 million and is payable quarterly through December 31, 2000. The revolving credit facility permits the Company to borrow up to $20.0 million subject to borrowing base availability (as defined) and, at the option of the Company (subject to satisfaction of certain conditions), may be increased by an additional $2.0 million at any time and by an additional $3.0 million following repayment of $3.0 million of term loans (which is scheduled to occur by December
1997).  The revolving credit facility matures July 1, 2001.

     On December 5, 1996, the Company distributed $20.0 million to Lancer in the form of a $17.0 million dividend and a $3.0 million advance.

Susceptibility to General Economic Conditions

     The Company's revenues and results of operations will be subject to fluctuations based upon general economic conditions. If there were to be a general economic downturn or a recession in the United Sates or certain other markets, the Company believes that certain of its customer may reduce or delay their demand for the Company's products which may have a negative effect on the Company's revenues. Most of the factors that might influence customers and prospective customers to reduce their capital budgets under these circumstances are beyond the Company's control. During prior recessionary periods, the Company's operating performance has been negatively affected, and there can be no assurance that any future economic downturn would not materially and adversely affect the Company's business, financial condition and operating results. In addition, there can be no assurance that growth in the markets from the Company's products will occur or that such growth will result in increased demand for the Company's products.

Intellectual Property

     The trade name Torque-Hub ("Torque-Hub") is a registered trademark. The Company's planetary gear systems are sold under the Torque-Hub trade name. The Company, directly and through its wholly-owned subsidiary, T-H Licensing, Inc., owns numerous patents worldwide. None of such patents is considered material to the Company's business.

Item 2.   PROPERTIES

     The Company owns and operates a single facility in Lafayette, Indiana consisting of 39 acres of land, approximately 520,000 square feet of manufacturing space and approximately 60,000 square feet of office space. The Lafayette facility is well maintained and is in good condition.

Item 3.   LEGAL PROCEEDINGS

     The Company is a party to routine litigation incidental to the conduct of its business, much of which is covered by insurance and none of which is expected to have a material adverse effect on the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fiscal year ended December 31, 1996.

PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Market Information:

     There is currently no established public trading market for the Company's common stock which is wholly-owned by Lancer.

   Dividends:

     On December 5, 1996, in connection with the Company's 1996 senior debt amendment, a dividend of $17.0 million was paid to Lancer.

   Issuance of Common Stock:

     The Company issued 25,000 additional shares of its common stock on March 31, 1996, 51,000 shares on June 30, 1996, 23,000 shares on September 30, 1996 and 30,000 shares on December 31, 1996 to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement (as defined in Item 13).

Item 6.   SELECTED FINANCIAL DATA

     The following selected financial data for the Company for the five years ended December 31, 1996 has been derived from the audited consolidated financial information for the Company for such periods. The following selected financial data should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is qualified in its entirety by reference to, the Consolidated Financial Statements and Notes thereto of the Company and contained elsewhere herein.

                                         Year Ended December 31,
                              1996       1995      1994       1993       1992
                      (dollars in thousands, except share and per share data)

Income Statement Data:
Net sales                       $195,205   $192,111  $150,689   $124,779   $108,613
Cost of sales                    158,668    151,890   123,092    103,603     90,583
Selling, general and              16,868     14,759    15,924     12,323     12,451
administrative expenses
Operating income                  19,669     25,462    11,673      8,853      5,579
Interest expense                  11,930     12,905    12,377     11,345     11,493
Other expense, net                    90        127       199        227        136
Income (loss) before income        7,649     12,430     (903)    (2,719)    (6,050)
taxes, extraordinary
item and cumulative
effect of change in
accounting principle
Provision (benefit) for            3,730      5,520      (164)     (935)     (1,898)       (1,898)
income taxes
Income (loss) before               3,919      6,910     (739)    (1,784)    (4,152)
extraordinary item and
cumulative effect of
change in accounting
principle
Extraordinary loss on early           --         --        --    (4,455)         --
extinguishment of debt,
net of tax (1)
Cumulative effect of change
in accounting principle,              --         --   (1,554)    (4,625)         --
net of tax (2)
Net income (loss)                 $3,919     $6,910  $(2,293)  $(10,864)    $(4,152)
Net income  (loss) per common      $0.51      $1.15   $(0.77)    $(3.65)    $(2.01)
share
Dividend declared per common       $2.19         --        --       $.67         --
share
Weighted average common        7,726,557  6,018,072 2,976,471  2,976,471  2,064,303
shares outstanding

Balance Sheet Data (at period
end):
Working capital                $  12,123  $  17,280   $8,348   $  18,125    $ 5,826
Total assets                     176,370    183,155   170,581    174,470    169,396
Long-term debt (including        118,000    113,000   115,000    121,444    109,585
current maturities)
Stockholder's equity              (4,570)     9,958        45      1,278     14,142
(deficit)

Other Data:
EBITDA(3)                       $ 32,016   $ 36,971  $ 22,621   $ 19,475   $ 17,774
Depreciation                      10,830     10,027     9,540      9,242     10,724
Amortization(4)                    2,277      2,245     2,310      2,604      3,037
Cash interest expense, net(5)     11,260     12,269    11,674     10,348     10,063
Capital expenditures               9,986     15,090     9,164      4,145      3,151

(1) During 1993, the Company recorded an extraordinary loss of $4.5 million, net of tax, relating to the early extinguishment, and refinancing of, the outstanding debt at June 30, 1993.

(2) During 1993, the Company recorded a one time non-cash charge of $4.6 million, net of tax, relating to the cumulative effect of adopting Statement of Financial Accounting Standard No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions."

  During 1994, the Company recorded a one-time non-cash charge of $1.6 million, net of tax, relating to the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits."

(3) EBITDA represents income (loss) before income taxes, extraordinary item, cumulative effect of a change in accounting principle, interest expense, net, depreciation and amortization. EBITDA is not presented herein as an alternative measure of operating results or cash flow but rather to provide additional information related to debt service capability.

(4) Includes the amortization of deferred financing costs and the amortization of the excess of investment over net assets acquired.

(5) Cash interest expense, net includes interest income, but excludes amortization of deferred financing costs of $0.7 million for fiscal 1996, $0.6 million for fiscal 1995, $0.7 million for fiscal 1994, $1.0 million for fiscal 1993 and $1.4 million for fiscal 1992.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Year 1996 Compared with Fiscal Year 1995

     Net sales for 1996 increased by $3.1 million, or 1.6%, to $195.2 million compared to $192.1 million in 1995. This increase was primarily due to an increase in planetary gear sales of $8.8 million, partially offset by a decrease in custom gear sales of $5.7 million.

     Cost of sales for 1996 increased by $6.8 million, or 4.5%, to $158.7 million, or 81.3% of net sales, compared to $151.9 million, or 79.1% of net sales in 1995. This increase primarily resulted from the increased sales of planetary gear systems, which have a higher material cost component compared to custom gear products, as well as increased costs associated with the Company's investment in new processes that reduced manufacturing cycle times from 50 days in 1995 to 32 days at the end of 1996, and resulted in a reduction in inventory.

     Selling, general and administrative expenses, including goodwill amortization, increased to $16.9 million in 1996, compared to $14.8 million in 1995. This increase resulted primarily from investments in marketing, sales and design engineering and the write-off of a $0.5 million receivable due to a customer's bankruptcy.

     Earnings from operations for 1996 decreased $5.8 million to $19.7 million, compared to $25.5 million in 1995, primarily due to the factors mentioned above.

     Interest expense, including amortization of deferred financing costs, was $11.9 million for 1996, compared to $12.9 million for 1995. The principal reason for the decrease was lower average outstanding debt levels due to improvements in working capital management and the reduction in inventory described above.

     Income before income taxes was $7.6 million for 1996, compared to $12.4 million for 1995.

     The effective tax rates for 1996 and 1995 were 48.8% and 44.4%, respectively. See the Notes to the Consolidated Financial Statements for a further discussion of income taxes.

     The Company's net income was $3.9 million for 1996, compared to $6.9 million for 1995.

Fiscal Year 1995 Compared with Fiscal Year 1994

     Net sales for 1995 increased by $41.4 million, or 27.5%, to $192.1 million, compared to $150.7 million in 1994. Increased sales volumes of the Company's products were the result of a variety of factors including additional outsourcing by captive gear manufacturers, continued growth in sales of products and applications developed over the last few years, improvements in manufacturing capabilities, and improvements in the markets served by the Company's customers.

     Cost of sales for 1995 increased by $28.8 million, or 23.4%, to $151.9 million, or 79.1% of net sales, compared to $123.1 million, or 81.7% of net sales, in 1994. This increase primarily resulted from volume growth, a change in the Company's product mix and investments in manufacturing personnel.

     Selling, general and administrative expenses, including goodwill amortization, decreased to $14.8 million, or 7.7% of net sales, in 1995, compared to $15.9 million, or 10.6% of net sales, in 1994. This decrease resulted primarily from one-time re-engineering and consulting fees incurred in 1994.

     Earnings from operations for 1995 increased $13.8 million, or 118.1%, to $25.5 million, or 13.3% of net sales, compared to $11.7 million, or 7.7% of net sales, in 1994.

     Interest expense, including amortization of deferred financing costs, for 1995 was $12.9 million, compared to $12.4 million for 1994. Despite declining interest rates in 1995 and a $2.0 million decrease in outstanding debt from December 31, 1994, the average outstanding debt during 1995 exceeded 1994, resulting in higher interest costs for the year.

     Income before income taxes, extraordinary item and cumulative effect of change in accounting principle was $12.4 million for 1995, compared to a loss of $0.9 million for 1994.

     The effective tax rates for 1995 and 1994 were 44.4% and 18.2%, respectively. The provision for income taxes for 1995 is primarily the result of current year income. The benefit for income taxes for 1994 is principally the result of the reversal of previously recorded deferred tax liabilities. See the Notes to the Consolidated Financial Statements for a further discussion of income taxes.

     On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" ("SFAS No. 112"). SFAS No. 112 requires employers to account for postemployment benefits under the accrual, rather than the pay-as-you-go, method of accounting, such that the expected benefits to be paid in future years are recorded during the period in which the employee renders the service necessary to qualify for these benefits. The Company implemented SFAS No. 112 by recognizing the total prior service obligation immediately. As a result of the adoption of SFAS No. 112, the Company recorded a one-time non-cash charge of $1.6 million ($1.9 million less a deferred tax benefit of $0.3 million) for the cumulative effect of the change in accounting principle.

     The Company's net income was $6.9 million for 1995 compared to the $2.3 million net loss for 1994. The increase in the net income is primarily due to the higher sales volume and productivity improvements in 1995, combined with the cumulative effect of the change in accounting principle adjustment in 1994.

Liquidity and Capital Resources

     On July 7, 1993, the Company completed the sale of $85.0 million of 11 3/8% Senior Subordinated Notes (the "Notes"). The Notes mature on July 1, 2001 and are redeemable at the option of the Company, in whole or in part, on or after July 1, 1998, at certain specified redemption prices. Concurrent with the issuance of the Notes, the Company entered into a loan agreement with a senior lending institution which provides for a revolving credit facility and a term loan. The loan agreement was amended in December 1996 to, among other things, increase the term loan to $33.0 million (with quarterly amortization through December 2000) and subject to certain conditions, provide for a $5.0 million increase in the revolving credit facility commitment at the option of the Company (from $20.0 million to $25.0 million). The revolving credit facility matures on July 1, 2001.

     Net cash provided by operating activities was $23.2 million in 1996 compared to $13.9 million in 1995 and $9.6 million in 1994. The increase in cash flow from operating activities in 1996 was principally due to the impact of improved manufacturing cycle times reducing inventory.

     Capital expenditures totaled $10.0 million, $15.1 million and $9.1 million in 1996, 1995 and 1994, respectively. The level of capital spending during 1994 to 1996 was primarily a result of increased manufacturing requirements due to increased sales volume.

     Net cash from financing activities was a net usage of $13.6 million in 1996, a net source of $0.7 million in 1995, and a net usage of $5.4 million in 1994. The 1996 net usage funded a portion of the $17.0 million dividend paid to Lancer and the $3.0 million advance made to Lancer in December 1996.

     Under the Tax Sharing Agreement (as defined), Lancer made capital contributions to the Company of $1.6 million, $2.5 million, and $1.1 million in 1996, 1995 and 1994, respectively. See Notes to the Consolidated Financial Statements for a further discussion of capital contributions made pursuant to the Tax Sharing Agreement.

Inflation

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Consolidated Financial Statements beginning at page F-1 herein.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 1996.


     Name                     Age    Position

     W.B. Lechman             64     Director, Chairman of the Board
     Kenneth A. Burns         44     President and Chief Operating Officer
     Peter A. Joseph          44     Director, Vice President and Secretary
     Paul S. Levy             49     Director, Vice President and Assistant
                                     Secretary
     Richard A. Bush          39     Vice President Finance
     James R. Dammon          53     Vice President Engineering
     Michael M. Manty         53     Vice President Human Resources
     Frederick G. Sharp       42     Vice President Marketing and Sales
     Jess C. Ball             55     Director

     Mr. Lechman was appointed Chairman of the Board effective October 1994. Prior to his appointment, Mr. Lechman had been President of the Company from 1983 to October 1994 and was Chief Executive Officer from 1989 to October 1994. Mr. Lechman has been a Director of the Company since 1989. Mr. Lechman serves on the Board of Directors of Bank One Lafayette, Lafayette Life Insurance Co., Lafayette Community Foundation, Lafayette Junior Achievement, The Salvation Army and Lafayette Chamber of Commerce and is President Emeritus of the American Gear Manufacturers Association.

     Mr. Burns was named President and Chief Operating Officer of the Company effective May 1996. Prior to his appointment, Mr. Burns had served as Vice President Operations since January 1996. From 1987 through July 1995, Mr. Burns served as an executive officer of Abex/NWL Aerospace and its predecessors, including Executive Vice President.

     Mr. Joseph has been Vice President and Secretary and a Director of the Company since 1989. Mr. Joseph has been a General Partner of Joseph Littlejohn & Levy since its inception in 1988. Mr. Joseph has served as President of Lancer since April 1992 and as Secretary and Director of Lancer since July 1989. Mr. Joseph is also on the Board of Directors of Freedom Chemical Company, Foodbrands America, Inc., Hayes Wheels International, Inc., Peregrine, Inc., and Tenet Healthcare Corporation.

     Mr. Levy has been Vice President and Assistant Secretary and a Director of the Company since 1989. Mr. Levy has been a General Partner of Joseph Littlejohn & Levy since its inception in 1988. Mr. Levy has served as Chief Executive Officer and Chairman of the Board of Directors of Lancer since July 1989. Mr. Levy is also on the Board of Directors of Freedom Chemical Company, Foodbrands America, Inc., Hayes Wheels International, Inc., Peregrine, Inc., and Tenet Healthcare Corporation.

     Mr. Bush has been Vice President Finance of the Company since November 1994. From 1990 to 1994, Mr. Bush was Controller for two different aerospace units of Abex Inc. From 1980 to 1990, Mr. Bush was with Arthur Andersen & Co. in the audit and financial consulting practice.

     Mr. Dammon has been Vice President Engineering since 1987. Prior to his present position, Mr. Dammon was Director of Engineering, Manager of New Product Development, Manager of Customer Engineering Service and Gear Design Engineer. Mr. Dammon has been with the Company for over 30 years.

     Mr. Manty has been Vice President of Human Resources of the Company since February 1995 and Vice President Total Quality and Human Resources since January 1997. From 1990 to 1995, Mr. Manty was Director of Human Resources for Allied Signal Aerospace. Prior to 1990, Mr. Manty performed labor relations consulting work with Modern Management, Inc. and held senior level human resource positions with Pneumo Corporation and Chrysler Corporation.

     Mr. Sharp has been Vice President of Marketing and Sales of the Company since August, 1996. From 1991 to July 1996, Mr. Sharp served as Director of Program Management for United Defense L.P. and its predecessor BMY Combat Systems Division. Prior to 1991, Mr. Sharp held senior level positions with General Electric and NWL Control Systems.

     Mr. Ball was President and Chief Executive Officer of the Company from October 1994 to May 1996. Mr. Ball has been a Director of the Company since 1991. From February 1991 through November 1991, Mr. Ball served as President and Chief Executive Officer of Alford Industries (a company which filed for bankruptcy protection and has been liquidated). From December 1991 through September 1994, Mr. Ball was President and Chief Executive Officer of Golding Industries, Inc. From January 1988 through January 1991, Mr. Ball served as President and Chief Executive Officer of DelCorp.

Compensation of Directors

     Except for the period October 1994 to December 1996, Mr. Ball receives an annual fee of $30,000 per year for services as a director. No other director receives any additional compensation for services as a director or for serving on committees of the Board of Directors of the Company or for meeting attendance.


Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth for each of the fiscal years ending December 31, 1996, 1995 and 1994, the compensation paid to or accrued by (i) the Chairman of the Board (the "Chairman") of the Company and (ii) each of the four most highly compensated executive officers other than the Chairman.

                           Summary Compensation Table

          Name and               Annual Compensation            All Other
     Principal Position  Year      Salary         Bonus(1)    Compensation(2
                                                                    )

     W. B. Lechman       1996         $256,668       $50,000        $135,720
     Chairman of the     1995          253,891            --         131,363
          Board          1994          253,860        50,803         130,250

     Kenneth A. Burns    1996         $185,279      $100,000          $3,325
     President and Chief
          Operating
     Officer

     James R. Dammon     1996         $114,437       $57,000          $4,988
     Vice President      1995          110,431        65,467           5,524
     Engineering
                         1994          104,268        21,992           6,364

     Richard A. Bush     1996         $103,537       $52,000          $5,950
     Vice President      1995          100,031        59,300           4,399
     Finance

     Michael M. Manty    1996         $102,257       $52,000         $24,981
     Vice President      1995           93,495        94,154           5,234
     Human Resources

(1) Amounts shown were earned under the Fairfield Manufacturing Company Management Incentive Compensation Plan.

(2) Amounts shown include contributions by the Company to The Savings Plan For Employees of Fairfield Manufacturing Company, Inc. for the benefit of the named executives, imputed income on life insurance provided by the Company, reimbursement of relocation expenses for Mr. Manty, imputed income on an automobile for Mr. Lechman, and contributions to an insurance company of $110,000 for each of the years shown above to fund a supplemental retirement annuity policy for Mr. Lechman.
                               FY- End SAR Values

       Name                 No. of            Value of
                         Unexercised         Unexercised
                           SARs at             SARs at
                            FY-End             FY-End
                         Exercisable/       Exercisable/
                      Unexercisable (1)     Unexercisable
W.B. Lechman               0/63,000             $0/0
James R. Dammon            0/10,800              0/0



(1) Equity Participation Rights (the "Rights" issued to participants in the Fairfield Manufacturing Company, Inc. Equity Participation Plan (the "Equity Participation Plan"). Mr. Lechman and Mr. Dammon hold 63,000 and 10,800 Rights, respectively, under the Equity Participation Plan, all of which are fully vested. Each Right entitles Mr. Lechman and Mr. Dammon to receive, upon the occurrence of a Trigger Event (as defined in the Equity Participation Plan), an amount in cash equal to the difference between the Fair Market Value of a Right (as of the Trigger Event) and $16.67, the initial value assigned to each Right.

     Pension Plan Table

     The Company maintains the Retirement Plan for Employees of Fairfield Manufacturing Company, Inc., a qualified defined benefit pension plan intended to be qualified under the Internal Revenue Code (the "Pension Plan").

                                        Estimated Annual Benefits for
                                      Years of Benefit Service Indicated(2)



     Remuneratio    5       10      15       20       25       30      35
     n (1)
     $100,000     $6,796  $13,593 $20,389  $27,186  $33,982  $40,778 $42,028
     $125,000      8,609   17,218  25,827   34,436   43,044   51,653  53,216
     $150,000     10,421   20,843  31,264   41,686   52,107   62,528  64,403
     and over


(1) The preceding table illustrates the aggregate pension benefits provided by the Pension Plan calculated on a straight life annuity basis. The amounts set forth in the table are subject to reduction for any Social Security offset. Average annual compensation covered under the Pension Plan is the highest average annual total compensation received from the Company for any 60 month period during the 120 months immediately preceding the participant's separation from service. Annual total compensation for Pension Plan purposes includes all compensation disclosed in the Summary Compensation Table.

(2) At December 31, 1996, Messrs. Lechman, Burns, Dammon, Bush, and Manty had 13, 1, 31, 2 and 2 whole years of credited service, respectively, for purposes of calculating their benefits under the Pension Plan.


Employment and Change in Control Agreements

     The Company entered into an employment agreement with Kenneth A. Burns, effective June 1, 1996.

     Mr. Burns employment agreement provides that he will serve as President and Chief Operating Officer of the Company. The agreement is for a term that expires on June 1, 1998. The agreement provides for Mr. Burns to receive a base salary of $200,000 or such greater amount as may be determined by the Board of Directors of the Company. In addition, Mr. Burns is eligible to participate in any benefit plan that the Company provides to its executives from time to time.

     Mr. Burns' employment agreement contains restrictions on disclosure by him of confidential information and generally restricts his right to compete with the Company during the term of his employment and for two years thereafter. Mr. Burns' employment pursuant to the agreement is terminable upon his death or disability or by the Company or Mr. Burns for cause (as defined therein) or without cause. Upon Mr. Burns' death or disability prior to June 1, 1998, he or his estate will receive any salary accrued through the termination date.
If, prior to June 1, 1998, Mr. Burns' employment is terminated by the Company for cause, or he terminates his employment other than for cause, he will receive his salary accrued through the termination date. In the event Mr. Burns terminates his employment for cause or the Company terminates his employment without cause prior to June 1, 1998, he will be entitled to his base salary through June 1, 1998.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the common stock of the Company by (i) each director of the Company, (ii) the executive officers of the Company listed under the caption "Management" and (iii) each person known by the Company to beneficially own in excess of 5% of the outstanding shares of the Company's common stock as of December 31, 1996.

                              Number of       Percent of   Number of
                                Shares          shares       Fully   Percent
Name                            Owned         Outstanding   Diluted    of
                                                          Shares    Fully
                                                                   Diluted
                                                                   Shares

  Lancer Industries Inc.     7,805,000             100%  7,805,000    100%
  (1)
  450 Lexington Avenue,
  Suite 3350
  New York, New York 10017
Chase Manhattan Bank, as              --  (2)          --         --      --
  Trustee of the Lancer
  Industries Inc. Employee
  Stock Ownership Plan, 1
  Chase Manhattan Plaza,
  New York, New York 10005
Peter A. Joseph                       --  (2)          --         --      --
Paul S. Levy                          --  (2)          --         --      --
W.B. Lechman                          --               --         --      --
Jess C. Ball                          --               --         --      --
Kenneth A. Burns                      --               --         --      --
Richard A. Bush                       --               --         --      --
James R. Dammon                       --               --         --      --
Michael M. Manty                      --               --         --      --
Frederick G. Sharp                    --               --         --      --
All directors and executive           --               --         --      --
  officers as a group
  (9 persons)

(1) 100% of the capital stock of CAG is owned by Lancer. Lancer has pledged such shares to the lender under the GE Credit Agreement (as defined) as security for the Company's obligations thereunder.

(2) Lancer, which is currently the owner of 100% of the capital stock of the Company, has one class of common stock, Class B Common Stock, with a par value of $478.44 per share. 10.05 shares, or approximately 57.10%, of the Class B Common Stock are held by the ESOP. Messrs. Joseph and Levy are participants in the ESOP. Each of Messrs. Joseph and Levy have sole voting power with respect to approximately 4.12 shares of the Class B Common Stock held by the ESOP; and other participants in the ESOP have sole voting power with respect to approximately 1.81 shares of such stock. Messrs. Joseph and Levy, and in limited circumstances the ESOP trustee, have shared investment power with respect to 10.05 shares of such stock.
     Messrs. Joseph and Levy have been allocated an aggregate of approximately
     8.24 shares, or approximately 46.8%, of the Class B Common Stock held by the ESOP. Each of Messrs. Joseph and Levy disclaim beneficial ownership of any shares of Class B Common Stock held by the ESOP that have been allocated to other parties. In addition, Messrs. Joseph and Levy have the right to purchase approximately 0.26 shares of Class B Common Stock, or approximately 3.0% of Class B Common Stock in the aggregate.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Controlling Stockholders

     The Company is a wholly-owned subsidiary of Lancer. A majority of Lancer's voting stock is owned by the ESOP. Two participants in the ESOP, Messrs. Peter
A. Joseph and Paul S. Levy, collectively have the power to direct the voting of approximately 46.8% of Lancer's common stock. In addition, each of Messrs. Joseph and Levy have the right to purchase an aggregate of approximately 3.0% of Lancer's common stock. As a result, these two participants in the ESOP have the ability to exercise control over the current and future business and affairs of the Company, including the ability to cause or prevent a change of control of the Company, through their ability to elect the Company's Board of Directors and their voting power with respect to actions requiring stockholder approval.

Tax Sharing Agreement

     The Company is included in the affiliated group of which Lancer is the common parent, and the Company's federal taxable income and loss will be included in such group's consolidated tax return filed by Lancer. The Company and Lancer have entered into a tax sharing agreement (the "Tax Sharing Agreement") pursuant to which the Company has agreed to pay to Lancer amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate federal, state or local tax returns (including amounts determined to be due as a result of a redetermination of the tax liability of Lancer). In addition, pursuant to the Tax Sharing Agreement, to the extent that the Company's separate return liability is absorbed by net operating losses or other credits and deductions of Lancer or its subsidiaries (other than the Company and its subsidiaries), Lancer will make a capital contribution to the Company in an amount equal to 50% of such separate return liability. Under certain circumstances, however, such as the Company ceasing to be a member of the Lancer consolidated group or the disallowance by the IRS of the use of Lancer's net operating losses, Lancer no longer would be required to make capital contributions under the Tax Sharing Agreement. See the Notes to the Consolidated Financial Statements for a further discussion of income taxes.

Other Arrangements with Lancer

     From time to time, Lancer incurs legal, accounting and miscellaneous other expenses on behalf of the Company. In fiscal 1996, 1995 and 1994, the Company made aggregate payments to Lancer in respect of such expenses incurred by Lancer on the Company's behalf in the amounts of approximately $0.6 million, $0.6 million and $0.5 million, respectively.

     On December 5, 1996, the Company declared and paid a $17.0 million dividend to Lancer and made a $3.0 million advance to Lancer. On February 10, 1997, the Company declared and paid a dividend to Lancer of approximately $3.1 million, the proceeds of which dividend were used by Lancer to repay in full the principal amount of the 1996 advance, together with all interest accrued thereon through the repayment date.

     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) (1) and (2):

          See Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1.

          (3) The following is a list of exhibits hereto required to be filed by Item 601 of Regulation S-K of the Securities and Exchange Commission:

     Exhibit No.                 Description

     (2) (a) Articles of Merger and related Plan of Merger under the state of Indiana of Fairfield Manufacturing Company, Inc. ("Fairfield") with and into Central Alabama Grain Company, Inc. ("CAG") dated March 31, 1995, incorporated by reference from Exhibit 2(a) to Fairfield's Form 10-K as filed with the Securities and Exchange Commission on March 22, 1995 (the "1994 Form 10-K").

     (2) (b)      Certificate of Ownership and Merger, merging
                  Fairfield into CAG, incorporated by reference from
                  Exhibit 2(b) to the 1994 Form 10-K.

     (3) (a) Restated Certificate of Incorporation of Fairfield, formally known as CAG, incorporated by reference from Exhibit 3(b) to the 1994 Form 10-K.

     (3) (c)      By-Laws of CAG, incorporated by reference from
                  Exhibit 3(c) to the 1994 Form 10-K.

     (4) (a) Indenture, dated as of July 7, 1993, between Fairfield and First Fidelity Bank, National Association, New York, as trustee, incorporated by reference from Exhibit 4(a) to Fairfield's Form 10-Q as filed with the Securities and Exchange Commission on August 16, 1993 (the "Second Quarter 1993 Form 10-Q").

     (4) (b) Supplemental Indenture No. 1, dated March 31, 1995, between CAG as successor-in-interest to Fairfield and First Fidelity Bank, National Association, as trustee, incorporated by reference from Exhibit 4(b) to the 1994 Form 10-K.

     (9)          Voting Trust Agreement

                            Not Applicable.

     (10) (a) Loan Agreement, dated as of July 7, 1993, among Fairfield, the lenders named therein and General Electric Capital Corporation ("GECC"), as agent, incorporated by reference from Exhibit 10(a) to the Second Quarter 1993 Form 10-Q.

     (10) (b) Amended and Restated Warrant Agreement, dated as of July 7, 1993, among Fairfield, Mitsui Nevitt Capital Corporation and Principal Mutual Life Insurance Company, incorporated by reference from Exhibit 10(b) to the Second Quarter 1993 Form 10-Q.

     (10) (c) Security Agreement, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(c) to the Second Quarter 1993 Form 10-Q.

     (10) (d) Security Agreement, dated as of July 7, 1993, between T-H Licensing, Inc. ("T-H Licensing") and GECC, as agent, incorporated by reference from Exhibit 10(d) to the Second Quarter 1993 Form 10-Q.

     (10) (e) Stock Pledge Agreement, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(e) to the Second Quarter 1993 Form 10-Q.

     (10) (f) Stock Pledge Agreement, dated as of July 7, 1993, between Fairfield Holdings, Inc. and GECC, as agent, incorporated by reference from Exhibit 10(f) to the Second Quarter 1993 Form 10-Q.

     (10) (g) Trademark Security Agreement, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(g) to the Second Quarter 1993 Form 10-Q.

     (10) (h) Trademark Security Agreement, dated as of July 7, 1993, between T-H Licensing and GECC, as agent, incorporated by reference from Exhibit 10(h) to the Second Quarter 1993 Form 10-Q.

     (10) (i) Patent Security Agreement, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(i) to the Second Quarter 1993 Form 10-Q.

     (10) (j) Patent Security Agreement, dated as of July 7, 1993, between T-H Licensing and GECC, as agent, incorporated by reference from Exhibit 10(j) to the Second Quarter 1993 Form 10-Q.

     (10) (k) Subsidiary Guaranty, dated as of July 7, 1993, between T-H Licensing and GECC, as agent, incorporated by reference from Exhibit 10(k) to the Second Quarter 1993 Form 10-Q.

     (10) (l) Mortgage, Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(l) to the Second Quarter 1993 Form 10-Q.

     (10) (m) Collection Account Agreement, dated as of July 7, 1993, among Fairfield and GECC, and acknowledged by Bank One, Lafayette, N.A., incorporated by reference from Exhibit 10(m) to the Second Quarter 1993 Form 10-Q.

     (10) (n) Used Machinery Account Agreement, dated as of July 7, 1993, among Fairfield and GECC, and acknowledged by Bank One, Lafayette, N.A., incorporated by reference from Exhibit 10(n) to the Second Quarter 1993 Form 10-Q.

     (10) (o) Quitclaim Grant of Security Interest, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(o) to the Second Quarter 1993 Form 10-Q.

     (10) (p) Supplemental Quitclaim Grant of Security Interest (Patents only), dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(p) to the Second Quarter 1993 Form 10-Q.

     (10) (q) First Amendment to Loan Agreement, dated as of September 30, 1994, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from Exhibit 10 (q) as filed with the Securities and Exchange Commission on November 14, 1994.

     (10) (r) Second Amendment to Loan Agreement, dated as of March 30, 1995, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from
                  Exhibit 10(r) to the 1994 Form 10-K.

     (10) (s) Third Amendment to Loan Agreement, dated as of March 31, 1995, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from
                  Exhibit 10(s) to the 1994 Form 10-K.

     (10) (t) First Amendment to Mortgage Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of March 31, 1995, between Fairfield and GECC, as agent, incorporated by reference from
                  Exhibit 10(t) to the 1994 Form 10-K.

     (10) (u) Stock Pledge Agreement, dated as of March 31, 1995, between Lancer Industries Inc. ("Lancer") and GECC, as agent, incorporated by reference from Exhibit 10(u) to the 1994 Form 10-K.

     (10) (v) Amended and Restated Security Agreement, dated as of March 31, 1995, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(v) to the 1994 Form 10-K.

     (10) (w) The Employment and Non-Competition Agreement, dated as of January 1, 1992, between Fairfield and W. B. Lechman, as amended on February 22, 1994 and December 19, 1995, incorporated by reference from Exhibit 10
                  (w) to Fairfield's Form 10-K as filed with the Securities and Exchange Commission on (the "1995 Form 10-K").

     (10) (x) The Fairfield Manufacturing Company, Inc. Equity Participation Plan, dated August 21, 1989 incorporated by reference from Exhibit 10 (x) to the 1995 Form 10-K.

     (10) (y) The Collective Bargaining Agreement, ratified October 28, 1995, between Fairfield and United Auto Workers' Local 2317 incorporated by reference from Exhibit 10
                  (y) to the 1995 Form 10-K.

     (10) (z) The Tax Sharing Agreement, dated as of July 18, 1990, between Fairfield and Lancer, incorporated by reference from Exhibit 10 (z) to the 1995 Form 10-K.

     (10) (aa)    The Fairfield Manufacturing Company, Inc. (1992)
                  Supplemental Executive Retirement Plan incorporated by reference from Exhibit 10 (aa) to the 1995 Form 10-
                  K.

     (10) (bb)    Letter Agreement, dated December 29, 1989, granting
                  exclusive license from T-H Licensing to Fairfield incorporated by reference from Exhibit 10 (bb) to the 1995 Form 10-K.

     (10) (cc)    Fourth Amendment to Loan Agreement, dated as of
                  December 5, 1996, among Fairfield, the lenders named therein and GECC, as agent.

     (10) (dd)    Second Amendment to Mortgage Assignment of Leases,
                  Rents and Profits, Security Agreement and Fixture
                  Filing, dated as of December 5, 1996, between Fairfield and GECC, as agent.

     (10) (ee)    The Employment Agreement, dated as of June 1, 1996,
                  between Fairfield and K. A. Burns.

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


     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of February, 1997.

                              FAIRFIELD MANUFACTURING
                              COMPANY, INC.


                              By:  /s/ Richard A. Bush
                                   Richard A. Bush
                                   Vice President Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Title     Date




/s/ Kenneth A. Burns
Kenneth A. Burns    President and Chief Operating Officer   February 21, 1997





/s/ Peter A. Joseph
Peter A. Joseph     Director  February 21, 1997




/s/ Paul S. Levy
Paul S. Levy   Director  February 21, 1997




/s/ W. B. Lechman
W.B. Lechman   Director and Chairman of the Board February 21, 1997




/s/ Jess C. Ball
Jess C. Ball   Director  February 21, 1997

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULE



                                                                   Page

Report of Independent Accountants                                  F - 2

Consolidated Balance Sheets, December 31, 1996 and 1995            F - 3

Consolidated Statements of Operations for the three years          F - 4
     ended December 31, 1996

Consolidated Statements of Stockholder's Equity (Deficit)          F - 5
     for the three years ended December 31, 1996

Consolidated Statements of Cash Flows for the three years          F - 6
     ended December 31, 1996

Notes to Consolidated Financial Statements                         F - 7

Report of Independent Accountants on Consolidated Financial       F - 17
     Statement Schedule

Schedule:

II.       Valuation and Qualifying Accounts and Reserves, for the     F - 18
     three years ended December 31, 1996




                        REPORT OF INDEPENDENT ACCOUNTANTS





Board of Directors
Fairfield Manufacturing Company, Inc.



We have audited the accompanying consolidated balance sheets of Fairfield Manufacturing Company, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fairfield Manufacturing Company, Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






Coopers & Lybrand L.L.P.



Indianapolis, Indiana
January 31, 1997

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995
                                 (In thousands)

                                                       1996           1995
                      ASSETS

CURRENT ASSETS:
Cash and cash equivalents                         $  6,185       $  4,324
Trade receivables, less allowance of $600 in        24,696         24,328
     1996 and in 1995
Inventory                                           18,918         24,912
Prepaid expenses                                                      897
                                                       853
     Total current assets                           50,652         54,461

PROPERTY, PLANT AND EQUIPMENT, NET                  70,211         71,056

OTHER ASSETS:
Excess of investment over net assets                52,491         54,098
     acquired, less accumulated amortization
     of $11,868 in 1996 and $10,261 in 1995
Deferred financing costs, less accumulated           3,016          3,540
     amortization of $2,355 in 1996 and
     $1,685 in 1995
     Total other assets                             55,507         57,638

     Total assets                                 $176,370       $183,155

       LIABILITIES AND STOCKHOLDER'S EQUITY
                    (DEFICIT)

CURRENT LIABILITIES:
Current maturities of long-term debt              $  3,000       $  3,000
Accounts payable                                    13,260         11,150
Due to parent                                          287            807
Accrued liabilities                                 18,182         17,524
Deferred income taxes                                3,800          4,700
     Total current liabilities                      38,529         37,181

ACCRUED RETIREMENT COSTS                            15,423         14,758
DEFERRED INCOME TAXES                               11,988         11,258
LONG-TERM DEBT, NET OF CURRENT MATURITIES          115,000        110,000

STOCKHOLDER'S EQUITY (DEFICIT):
Common stock, par value $.01 per share;                 78             77
     10,000,000 shares authorized; 7,805,000
     and 7,676,000 issued and outstanding in
     1996 and 1995, respectively
Additional paid-in capital                          36,788         35,209
Accumulated deficit                                (41,436)       (25,328)
     Total stockholder's equity (deficit)           (4,570)         9,958

     Total liabilities and stockholder's          $176,370       $183,155
     equity (deficit)


           The accompanying notes to consolidated financial statements are an integral part of these statements.
                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three Years Ended December 31, 1996
                      (In thousands, except per share data)

                                           1996       1995      1994

Net sales                                 $195,205   $192,111  $150,689
Cost of sales
                                           158,668    151,890   123,092
Selling, general and administrative
    expenses                                16,868     14,759    15,924

    OPERATING INCOME                        19,669     25,462    11,673

Interest expense, net                       11,930     12,905    12,377
Other expense, net
                                                90        127       199

INCOME (LOSS) BEFORE INCOME TAXES AND        7,649     12,430     (903)
    CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE

Provision (benefit) for income taxes
                                             3,730      5,520     (164)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT       3,919      6,910     (739)
    OF CHANGE IN ACCOUNTING PRINCIPLE

Cumulative effect of change in
    accounting principle, net of                --         --   (1,554)
    benefit for income taxes of $346 in
    1994


NET INCOME (LOSS)
                                            $3,919     $6,910  $(2,293)



INCOME (LOSS) PER SHARE DATA:
   Before cumulative effect of change        $0.51      $1.15   $(0.25)
    in accounting principle
    Cumulative effect of change in
    accounting principle                        --         --   $(0.52)

    Net income (loss) per common share
                                             $0.51      $1.15   $(0.77)

    Weighted average common shares       7,726,557  6,018,072 2,976,47
    outstanding                                                      1


           The accompanying notes to consolidated financial statements are an integral part of these statements.
                      FAIRFIELD MANUFACTURING COMPANY, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                   For the Three Years Ended December 31, 1996
                                 (In thousands)




                                 Common  Additiona   Accumulate  Stockhold
                                  Stock  l   Paid-   d Deficit     er's
                                             In                   Equity
                                          Capital                (Deficit)

BALANCE, January 1, 1994             $30    $31,193   $(29,945)     $1,278

Contributed capital                   --      1,060          --      1,060

Net loss                              --          -     (2,293)    (2,293)
                                                  -

BALANCE, DECEMBER 31, 1994            30     32,253    (32,238)         45

Contributed capital                   47      2,956          --      3,003

Net income                            --          -       6,910      6,910
                                                  -

BALANCE, DECEMBER 31, 1995            77     35,209    (25,328)      9,958

Contributed capital                    1      1,579          --      1,580

Dividend                              --         --    (17,000)   (17,000)

Advance to Parent                     --         --     (3,027)    (3,027)

Net income                            --          -       3,919      3,919
                                                  -

BALANCE, DECEMBER 31, 1996           $78    $36,788   $(41,436)  $ (4,570)


           The accompanying notes to consolidated financial statements are an integral part of these statements.
                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Years Ended December 31, 1996
                                 (In thousands)
                                                     1996      1995     1994

OPERATING ACTIVITIES:
Net income (loss)                                 $ 3,919    $6,910  $(2,293
                                                                           )
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
    Cumulative effect of change in accounting          --        --    1,554
    principle, net
    Depreciation and amortization                  13,108    12,272   11,850
    Loss on disposal of equipment                      --        --      768
    Deferred income tax benefit                     (170)   (1,178)  (2,700)
    Decrease (increase) in accrued retirement         665     2,079
    costs                                                              (864)
    (Increase) decrease in current assets:
    Trade receivables                               (368)   (7,886)  (1,922)
    Receivable from parent                             --     1,097      155
    Inventory                                       5,994       681  (2,714)
    Prepaids                                           44     (434)     (42)
    Increase (decrease) in current
    liabilities:
    Accounts payable                                (156)   (2,418)    3,316
    Due to parent                                   (520)       807       --
    Accrued liabilities                               658     1,926
                                                                       2,482

    Net cash provided by operating activities      23,174    13,856
                                                                       9,590

INVESTING ACTIVITIES:
Additions to plant and equipment, net             (7,720)  (11,645)
                                                                     (9,164)

    Net cash used by investing activities         (7,720)  (11,645)
                                                                     (9,164)

FINANCING ACTIVITIES:
Proceeds from additional capital contribution       1,580     3,003    1,060
Payment of dividend                              (17,000)        --       --
Advance to Parent                                 (3,027)        --       --
Proceeds of long-term debt                         20,000    11,000    3,000
Payment of long-term debt                        (15,000)  (13,000)  (9,444)
Payment of debt issuance costs                      (146)     (340)
                                                                        (50)

    Net cash provided (used) by financing        (13,593)       663
    activities                                                       (5,434)

INCREASE (DECREASE) IN CASH AND CASH                1,861     2,874  (5,008)
    EQUIVALENTS

CASH AND CASH EQUIVALENTS:
Beginning of year                                   4,324     1,450
                                                                       6,458

End of year                                      $  6,185  $  4,324        $
                                                                       1,450

Supplemental Disclosures:
Cash paid for:
    Interest                                      $11,627   $12,387  $11,298
    Taxes to parent                               $ 2,450   $ 1,650   $  904
     Non-cash activities:
       Additions to plant and equipment included in accounts payable at December 31, 1996 and 1995 are excluded from operating activities above.


           The accompanying notes to consolidated financial statements are an integral part of these statements.


1.   Summary of Significant Accounting Policies

     Organization

     Fairfield Manufacturing Company, Inc. ("the Company") is wholly-owned by Lancer Industries Inc. ("Lancer"). The Company, its subsidiary and Lancer are Delaware corporations. The Company has one subsidiary, T-H Licensing, Inc., which owns certain of the Company's intangible assets. These consolidated financial statements include the accounts of Fairfield Manufacturing Company, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

     The Company manufactures high precision custom gears and planetary gear systems at its Lafayette, Indiana facility. Customers consist of original equipment manufacturers serving diverse markets which include rail, industrial, construction, road rehabilitation, mining, materials handling, forestry, and agricultural.

     Concentration of Credit Risk

     During 1996, no single customer accounted for more than 10% of consolidated net sales. Net sales to one customer were $21,109 in 1995 and $19,601 in 1994. Foreign sales are not material.

     Revenue Recognition

     Sales are recognized at the time of shipment to the customer.

     Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Inventory

     Inventory is valued at the lower of last-in, first-out (LIFO) cost or market.

     Property, Plant and Equipment, Net

     Property, plant and equipment, net are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 30 years.

     Income Taxes

     Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheets and the expected tax impact of carryforwards for tax purposes.

     Excess of Investment Over Net Assets Acquired

     Excess of investment cost over net assets acquired is amortized using the straight-line method over 40 years. The Company's criteria for periodically evaluating the carrying value of the excess of investment over net assets acquired includes evaluation of products and markets as well as current and expected levels of undiscounted cash flow from operations. The Company has concluded the excess of investment over net assets acquired is not impaired and the products and markets continue to support a 40-year life.

     Deferred Financing Costs

     Debt issuance costs are being amortized by the use of the effective interest method over the expected term of the related debt agreement.

     Computation of Net Income (Loss) Per Share

     Income (loss) per share is based upon the weighted average number of shares of common stock outstanding.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     The fair value of financial assets held by the Company approximate their carrying value. The fair value of the financial liabilities which consist of senior and subordinated debt, also approximate their carrying value.

     Reclassifications

     Certain amounts in the 1995 and 1994 consolidated financial statements and notes to consolidated financial statements have been reclassified to conform with the 1996 presentation.

2.   Inventory

     Inventory at December 31, consists of:

                                              1996         1995

Raw materials                              $ 4,178       $4,039
Work in process                              8,070       10,978
Finished products                            7,490       10,350

                                            19,738       25,367
Less:  Excess of FIFO cost over LIFO         (820)        (455)
     cost

                                           $18,918      $24,912

3.   Property, Plant and Equipment, Net

     Property, plant and equipment, net at December 31, includes the following:

                                             1996         1995

     Land and improvements               $  1,312     $  1,211
     Buildings and improvements            11,869       11,567
     Machinery and equipment              129,747      121,819
                                          142,928      134,597
     Less:  Accumulated depreciation     (72,717)     (63,541)

                                          $70,211      $71,056

4.   Advance to Parent

     On December 5, 1996, the Company advanced $3,000 to Lancer and anticipates repayment during February 1997. This advance has been classified as a component of stockholder's equity (deficit) at December 31, 1996, at which date the related accrued interest was $27.

5.   Accrued Liabilities

     Accrued liabilities at December 31, are as follows:

                                             1996         1995

     Compensation and employee             $5,970       $6,602
     benefits
     Accrued retirement and                 3,002        1,750
     postemployment costs
     Interest payable                       5,021        5,187
     Other                                  4,189
                                                         3,985

                                          $18,182      $17,524

6.   Employee Benefit Plans

     The Company has a noncontributory defined benefit pension plan which covers substantially all of its employees. The benefits are based on years of service and the employee's earnings preceding retirement. The Company's funding policy is to contribute each year an amount at least equal to the minimum required contribution as defined by the Employee Retirement Income Security Act of 1974. Assets of the plan are principally deposit administration insurance contracts. The projected benefit obligation has been determined by using the projected unit credit method.

     Net pension cost for years ended December 31, consists of:

                                          1996     1995     1994

  Service cost - benefits earned        $1,387   $1,180   $1,427
        during the period
  Interest cost                          2,862    2,626    2,440
  Actual return on plan assets         (2,043)  (3,061)    (764)
  Net amortization and deferral          (317)      906  (1,438)

  Net pension cost                      $1,889   $1,651   $1,665

     The plan's funded status and amounts included in the December 31 balance sheets based upon actuarial valuations at October 1, 1996 and 1995 are:

                                                          1996      1995
     Actuarial present value of benefit obligation:
          Vested benefits                              $27,420   $25,115
          Nonvested benefits                             1,984     1,651

     Accumulated benefit obligation                     29,404    26,766
     Effect of projected future compensation            13,568    12,995
     increases

     Projected benefit obligation                       42,972    39,761
     Plan assets at fair value                          31,349    30,493

     Projected benefit obligation in excess of plan     11,623     9,268
     assets
     Unrecognized gain                                      33     1,084
     Unrecognized prior service cost                   (1,921)   (2,111)

     Accrued liability included in balance sheet        $9,735    $8,241

     Assumed discount rate                               7.25%     7.25%
     Assumed long-term return on plan assets              8.5%      8.5%

     The Company has a contributory defined contribution savings plan which covers all of its eligible employees. Eligibility in the plan is obtained the month following hire with no minimum age requirement. A participant may make a basic contribution to the plan ranging from 2% to 6% of the participant's salary and a supplemental contribution of 2%, 4%, or 6% of the participant's salary. The Company matches 70% of the participant's basic contribution. Expense recognized each of the years ended December 31, 1996, 1995 and 1994 was $1,356, $1,238 and $909, respectively.

     In addition to pension and savings plan benefits, the Company provides limited health care and life insurance benefits for certain retired employees.

     Effective January 1, 1994, the Company amended its postretirement medical plan. The plan amendment changed the eligibility provisions to be age 60 with 15 years of service for all active employees.

     Net periodic postretirement benefit cost for years ended December 31, includes the following components:

                                     1996     1995    1994

     Service cost                  $  332     $257    $251
     Interest cost                    656      587     534
     Unrecognized net loss            214       78      48
     Prior service cost              (63)
                                              (63)    (63)

                                   $1,139     $859    $770


     The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows at December 31:

                                                           1996      1995
     Actuarial present value of postretirement
     benefit obligation
     Retirees and dependents                             $5,817    $5,023
     Active employees eligible to retire and receive        840       654
     benefits
     Active employees not yet eligible to retire and      2,939     2,390
     receive benefits
     Total accumulated postretirement benefit             9,596     8,067
     obligation
     Unrecognized loss                                  (3,118)   (1,941)
     Unrecognized prior service cost                        314       376

     Accrued postretirement benefit liability            $6,792    $6,502
     included in balance sheet

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for both 1996 and 1995. The health care cost trend rate is not a factor in the calculation of the accumulated postretirement benefit obligation as the plan limits benefits paid to retirees to a lifetime maximum amount per retiree. Claims in excess of this amount are the responsibility of the retiree.
     The Company provides postemployment benefits to certain former and inactive employees. The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" as of the beginning of fiscal 1994. This accounting standard requires the accrual of the cost of postemployment benefits over the employees' years of service rather than accounting for such costs on a cash basis. A one-time cumulative adjustment of $1,900 ($1,554, net of tax) was recognized as of the beginning of fiscal 1994.

     Net periodic postemployment benefit cost for years ended December 31, included the following components:

                                     1996      1995      1994

                 Service Cost        $115      $131       $75
                 Interest Cost        157       349        98

                                     $272      $480      $173


     The recorded liabilities for these postemployment benefits, none of which have been funded, are $1,894 and $1,765 at December 31, 1996 and 1995, respectively.

7.   Income Taxes

     The Company files separate state income tax returns and is included in the consolidated federal income tax return of its parent company, Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its federal income tax liability on a separate return basis. Accordingly, the Company has also calculated its credit/expense equivalent to benefit/provision for federal income taxes on a separate return basis.

     The (credit)/expense equivalent to (benefit)/provision for income taxes each of the three years in the period ended December 31, consists of:

                                          1996      1995     1994

     Current, principally federal       $3,900    $6,698   $2,545
     Deferred, principally federal       (170)   (1,178)  (3,055)

                                        $3,730    $5,520   $(510)

     The credit equivalent to benefit for income taxes for 1994 results principally from the reversal of previously provided deferred taxes. The expense equivalent to provision for income taxes for 1996 and 1995 results principally from current year operating results.

     A reconciliation of the expected (credit)/expense equivalent to (benefit)/provision for income taxes at the statutory federal income tax rate and the actual tax benefit/provision each of the three years ended December 31, is as follows:

                           1996              1995              1994
                       Amount    %      Amount    %      Amount      %

Expected total tax     $2,677  35.0%    $4,351   35.0%    $(953)   (34.0)%
     benefit/provisio
     n at statutory
     rate
State taxes, net of       231    3.0       626     5.0     (277)     (9.9)
     federal
Non-deductible            555    7.3       555     4.4       540      19.3
     amortization on
     excess of
     investment over
     net assets
     acquired
Other, net                267    3.5      (12)   (0.0)       180       6.4

                       $3,730  48.8%    $5,520   44.4%    $(510)   (18.2)%

     Deferred income taxes applicable to temporary differences at December 31, are as follows:

                                                    1996       1995
Current:
     Inventory basis difference                 $(6,317)   $(5,634)
     Employee benefits                             1,288      1,456
     Other, net                                    1,229      (522)
     Total current deferred tax liability,       (3,800)    (4,700)
     net

Long-term:
     Inventory basis difference                      626        515
     Property, plant and equipment basis        (18,952)   (18,547)
     difference
     Employee benefits                             7,381      6,412
     Other, net                                                 362
                                                 (1,043)
     Total long-term deferred tax liability,    (11,988)   (11,258)
     net

     Total deferred tax liability, net          $(15,788  $(15,958)
                                                       )

     Under the Tax Sharing Agreement between the Company and Lancer, the Company is required to pay Lancer an amount equal to the Company's current federal income tax liability calculated on a separate return basis. To the extent such tax liability is reduced by the Company's utilization of Lancer's available tax benefits, Lancer is required to reimburse the Company for 50% of the amount of such reduction by making a capital contribution to the Company. Lancer made capital contributions to the Company of $1,580, $2,503, and $1,060 during 1996, 1995 and 1994, respectively.

8.   Long-Term Debt

     Long-term debt consists of the following at December 31:

                                        1996             1995

        Senior Term Credit           $33,000          $21,000
        Senior Revolving Credit           --            7,000
        Senior Subordinated           85,000           85,000
        Notes
                                     118,000          113,000
        Less current maturities
                                     (3,000)          (3,000)

                                    $115,000         $110,000

     The future maturities of long-term debt as of December 31, 1996 are as follows:

         1997                                      $3,000
         1998                                       4,000
         1999                                       7,000
         2000                                      19,000
         2001                                      85,000

                                                 $118,000

     The Company's Senior Subordinated Notes (the "Notes") bear interest at a rate of 11 3/8% and mature on July 1, 2001. The Notes are redeemable at the option of the Company, in whole or in part, on or after July 1998 at certain specified redemption prices.

     Concurrent with the issuance of the Notes, the Company entered into a loan agreement with a senior lending institution which provides for a Revolving Credit Facility and a Term Loan (together, the "Credit Facilities"). The loan agreement was amended during December, 1996. The amendment increased the Term Loan to $33,000 and is payable quarterly through December, 2000. The Revolving Credit Facility permits the Company to borrow up to $20,000 subject to borrowing base availability (as defined) and, at the option of the Company (subject to certain conditions), may be increased by an additional $2,000 at December 1996 increasing to $5,000 by December 1997. The Revolving Credit Facility matures on July 1, 2001. Interest under the Credit Facilities is payable at varying rates based on prime or Eurodollar rates. At December 31, 1996, the Eurodollar rate loans ranged from 7.64% to 7.91% resulting in a weighted average rate of 7.83%. The unused Revolving Credit Facility at December 31, 1996, net of $698 of outstanding letters of credit, was $19,302.

     Borrowings under the Credit Facilities are collateralized by substantially all the assets of the Company, including the assignment of all leases and rents and a pledge of the outstanding common stock of the Company. The Credit Facilities and the Notes contain various restrictive covenants that, among other restrictions, require the Company to maintain certain financial ratios. The December 1996 amendment provides for the payment of dividends under the same provisions as the Notes.


9.   Stockholder's Equity

     Merger

     On March 31, 1995 the Company and Holdings merged with and into Central Alabama Grain Company, Inc. ("CAG"), a wholly-owned, non-operating subsidiary of Lancer, with CAG continuing as the surviving corporation of the mergers. Upon completion of the mergers, CAG vested in all of the estate, property, rights, privileges, powers and franchises of the Company including T-H Licensing, Inc., its wholly-owned subsidiary. CAG assumed all obligations and liabilities of the Company. All of the Company's officers and directors became officers and directors of CAG. Concurrent with the merger, CAG changed its name to Fairfield Manufacturing Company, Inc.

     Issuance of Common Stock

     The Company issued 25,000 additional shares of its common stock on March 31, 1996, 51,000 shares on June 30, 1996, 23,000 shares on September 30,
     1996, and 30,000 shares on December 31, 1996, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement and other capital contributions.

     Dividend

     On December 5, 1996, the Company, with the approval of its senior lender, declared and paid a dividend of $17,000 to Lancer.

10.  Other Financial Data

     Operating Leases

     The Company is obligated to make payments under noncancellable operating leases expiring at various dates through 2000.

     Future minimum payments by year, and in the aggregate, under operating leases consist of the following at December 31, 1996:

                  Year              Minimum Rental

                  1997                     $372
                  1998                      355
                  1999                      321
                  2000                      241

                                         $1,289

     Rental expense for the years ended December 31, 1996, 1995 and 1994 was $446, $698, and $974 respectively.

     Equity Participation Plan

     The Company maintains an Equity Participation Plan (the "Plan") which provides for the award of up to an aggregate of 180,000 Equity Participation Rights ("Rights") to certain current and past officers and key employees. At December 31, 1996, all 180,000 rights were granted and have vested.

     Under the Plan, each participant is entitled to receive, upon the occurrence of a Trigger Event, (as defined below) and exercise of a Right, an amount in cash equal to the difference between the fair market value of a share of the Company's common stock on the date the Trigger Event occurs and the initial value assigned to each Right. A Trigger Event means (a) any of the following transactions which results in a change in control:
     (i) a merger or consolidation of the Company with or into another corporation; (ii) the sale or exchange for cash, securities or other consideration of all or substantially all of the assets of the corporation; or (iii) the sale or exchange for cash, securities or any other consideration of all or substantially all of the outstanding common equity of the Company or (b) the later of the fifth anniversary of the date the Right was granted or the date the participant retires from the Company at or after age 60.

     Payments under the Plan may not exceed $1,320 in any fiscal year and $5,280 in the aggregate.

     During the period that a stock appreciation right (or Right) is outstanding, the ultimate amount of compensation inherent in the Right is indeterminate. APB Opinion No. 25 and FASB Interpretation No. 28 require interim calculations of the amount of compensation inherent in the stock appreciation right. This amount is generally equal to the increase in the fair market value since date of grant or award multiplied by the total number of share or rights outstanding, regardless of the exercisable status of the rights.

     At December 31, 1996, 1995 and 1994 the exercise price exceeds estimated fair market value of the Company's common stock. Accordingly, there has been no compensation charged to earnings for this plan.

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Fairfield Manufacturing Company, Inc.



Our report on the consolidated financial statements of Fairfield Manufacturing Company, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statement taken as a whole, represents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.



Indianapolis, Indiana
January 31, 1997
                      FAIRFIELD MANUFACTURING COMPANY, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   for the three years ended December 31, 1996
                                 (in thousands)


                       Balance   Charged  Charged              Balance at
       Description       at         to       to     Deduction    End of
                      Beginning   Costs    other        s        Period
                      of Period    and    Account
                                 Expense     s
                                    s

     1996
     Allowance for         $600      $520       --     $(520)         $600
     doubtful
     accounts

     1995
     Allowance for         $500      $197       --      $(97)         $600
     doubtful
     accounts

     1994
     Allowance for         $352      $151       $9      $(12)         $500
     doubtful
     accounts