Form 10-Q
period 1997-03-31
FAIRFIELD MANUFACTURING CO INC
filed 1997-05-15
CIK 904543

1



                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 Form 10-Q

           [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended:  March 31, 1997

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

               Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997 is as follows:

                     7,857,000 shares of Common Stock

                   FAIRFIELD MANUFACTURING COMPANY, INC.

                                 Form 10-Q

                              March 31, 1997


PART I -  FINANCIAL INFORMATION

                                                                   Page
                                                                 Number
Item 1 - Financial Statements:

Consolidated Balance Sheets, March 31, 1997 (Unaudited) and           3
     December 31, 1996

Consolidated Statements of Operations for the three months            4
     ended March 31, 1997 and 1996 (Unaudited)

Consolidated Statements of Cash Flows for the three months            5
     ended March 31, 1997 and 1996 (Unaudited)

Consolidated Statement of Stockholder's Equity (Deficit)              6
     for the three months ended March 31, 1997 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)              7-8

Item 2 - Management's Discussion and Analysis of Financial         9-11
     Condition and Results of Operations

PART II - OTHER INFORMATION

Item 5 -  Other Information                                          11

Item 6 -  Exhibits and Reports on Form 8-K                           11

SIGNATURE                                                            12

EXHIBIT INDEX                                                     13-18

                   FAIRFIELD MANUFACTURING COMPANY, INC.

                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                          March 31, 1997    December 31,
                                                                    1996
                                             (Unaudited)
                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents                       $  1,714        $  6,185
Trade receivables, less allowance of $600         25,667          24,696
     in 1997 and 1996
Inventory                                         21,237          18,918
Prepaid expenses                                     755             853
     Total current assets                         49,373          50,652

PROPERTY, PLANT AND EQUIPMENT, NET                69,500          70,211

OTHER ASSETS:
Excess of investment over net assets              52,090          52,491
     acquired, less accumulated
     amortization of $12,269 in 1997 and
     11,868 in 1996
Deferred financing costs, less                     2,845           3,016
     accumulated amortization of $2,526
     in 1997 and $2,355 in 1996
     Total other assets                           54,935          55,507

     Total assets                               $173,808        $176,370

     LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt            $  3,250        $  3,000
Accounts payable                                  14,843          13,260
Due to parent                                        445             287
Accrued liabilities                               17,505          18,182
Deferred income taxes                              3,800           3,800
     Total current liabilities                    39,843          38,529

ACCRUED RETIREMENT COSTS                          14,442          15,423
DEFERRED INCOME TAXES                             12,046          11,988
LONG-TERM DEBT, NET OF CURRENT                   111,000         115,000
     MATURITIES
11-1/4% CUMULATIVE EXCHANGEABLE PREFERRED         47,707              --
     STOCK

STOCKHOLDER'S EQUITY (DEFICIT):
Common stock: par value $.01 per share,               79              78
     10,000,000 shares authorized,
     7,857,000 and 7,805,000 issued and
     outstanding in 1997 and 1996,
     respectively
Additional paid-in capital                        37,196          36,788
Accumulated deficit                             (88,505)        (41,436)
     Total stockholder's equity                 (51,230)         (4,570)
     (deficit)

     Total liabilities and stockholder's        $173,808        $176,370
     equity (deficit)

        The accompanying notes to consolidated financial statements are an integral part of these statements.
                   FAIRFIELD MANUFACTURING COMPANY, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share data)
                                (Unaudited)

                                           For the        For the
                                            three          three
                                           months          months
                                         ended March    ended March
                                          31, 1997        31, 1996

Net sales                                   $ 49,235        $ 51,340
Cost of sales                                 39,852          41,675
Selling, general and administrative
    expenses                                   4,218           4,038

    OPERATING INCOME                           5,165           5,627

Interest expense, net                          3,231           3,070
Other expense, net
                                                  20              21

INCOME BEFORE INCOME TAXES                     1,914           2,536

Provision for income taxes
                                                 940             983

NET INCOME                                    $  974         $ 1,553

Preferred stock dividends and discount
    accretion                                  (300)              --

NET INCOME AVAILABLE TO COMMON
    STOCKHOLDER                               $  674         $ 1,553

INCOME PER SHARE DATA:
    Net income per common share
                                               $0.09           $0.20

    Weighted average common shares         7,805,604       7,676,275
    outstanding


        The accompanying notes to consolidated financial statements are an integral part of these statements.
                   FAIRFIELD MANUFACTURING COMPANY, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)
                                                 For the        For the
                                                  three          three
                                                 months          months
                                                  ended          ended
                                                March 31,       March 31,
                                                  1997               1996

OPERATING ACTIVITIES:
Net income                                       $   974        $ 1,553
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                  3,373          3,318
    Deferred income tax benefit                       58           (60)
    (Decrease) increase in accrued retirement      (981)            150
    costs
    (Increase) decrease in current assets:
    Trade receivables                              (971)        (1,908)
    Inventory                                    (2,319)          4,526
    Prepaids                                          98             35
    Increase (decrease) in current
    liabilities:
    Accounts payable                                (12)          3,353
    Due to parent                                    158          (537)
    Accrued liabilities
                                                   (677)        (3,100)

    Net cash (used in) provided by operating                      7,330
    activities                                     (299)

INVESTING ACTIVITIES:
Additions to plant and equipment, net
                                                   (486)        (2,681)

    Net cash used in investing activities
                                                   (486)        (2,681)

FINANCING ACTIVITIES:
Proceeds from additional capital contribution        399            379
Payment of dividends                            (50,770)             --
Advance to parent                                  3,027             --
Proceeds of long-term debt                         4,000          5,000
Payment of long-term debt                        (7,750)       (14,250)
Proceeds of preferred stock offering              50,000             --
Payment of preferred stock issuance costs
                                                 (2,300)             --
Preferred stock dividend accrued
                                                   (292)             --

    Net cash used in financing activities
                                                 (3,686)        (8,871)

DECREASE IN CASH AND CASH EQUIVALENTS            (4,471)        (4,222)

CASH AND CASH EQUIVALENTS:
Beginning of period
                                                   6,185          4,324

End of period                                   $  1,714          $ 102

Supplemental Disclosures:
Cash paid for:
    Interest                                    $  5,581         $5,524
    Taxes to parent                             $    300         $1,000
     Non-cash activities:
       Additions to plant and equipment included in accounts payable at March 31, 1997 and 1996 of $1,595 and $303, respectively, are excluded from operating activities above.

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                   FAIRFIELD MANUFACTURING COMPANY, INC.

         CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                              (In thousands)
                                (Unaudited)

                                   Additional                Stock-
                          Common     Paid-in    Accumulat   holder's
                          Stock      Capital       ed        Equity
                                                 Deficit   (Deficit)
Balance, January 1,          $ 78      $36,788  $(41,436)   $ (4,570)
     1997
Issuance of common              1          (1)         --          --
     stock
Capital contribution           --          399         --         399
Common stock dividends         --           --   (50,770)    (50,770)
Preferred stock                --           --        (7)         (7)
     discount accretion
Preferred stock                --           --      (293)       (293)
     dividends accrued
Advance to parent              --           --      3,027       3,027
Merger with First              --           10         --          10
     Colony Farms, Inc.
Net income                     --          974         --         974
Balance, March 31, 1997      $ 79      $37,196  $(88,505)    $(51,230)

        The accompanying notes to consolidated financial statements are an integral part of these statements.

             FAIRFIELD MANUFACTURING COMPANY, INC.
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   Interim Financial Information:

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Fairfield Manufacturing Company, Inc.'s ("the Company") financial position, results of operations and cash flows have been included. The results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year or for any interim period.

2.   Parent Company of Registrant:

     The Company is wholly-owned by Lancer Industries Inc. ("Lancer").

     On March 27, 1997, First Colony Farms, Inc., a Delaware corporation and wholly-owned subsidiary of Lancer ("First Colony"), merged with and into the Company, with the Company being the surviving corporation of the merger. Immediately prior to the merger, First Colony had (i) no known liabilities (including contingent liabilities) and (ii) assets consisting of approximately $10 thousand in cash and certain net operating loss carry forwards.

3.   Sale of Preferred Stock:

     On March 12, 1997, the Company completed a private offering of 50,000 shares of 11-1/4% Cumulative Exchangeable Preferred Stock ("Preferred Stock"). Each share has a liquidation preference of $1,000, plus accumulated and unpaid dividends. The Company is required, subject to certain conditions, to redeem all of the Preferred Stock outstanding on March 15, 2009 at a redemption price equal to 100% of the liquidation preference. Dividends are payable semi-annually at an annual rate of 11-1/4%, and may (prior to March 15, 2002) be paid, at the Company's option, either in cash or in additional shares of Preferred Stock.

     The net proceeds from this offering ($47.7 million) were used to fund a dividend to Lancer, and used by Lancer to redeem approximately $47.7 million of its Series C Preferred Stock.

4.   Inventory:

     Inventory consists of the following:

    (In thousands)                    March 31, 1997     December 31, 1996

Raw materials                               $  4,449         $  4,178
Work in process                                8,477            8,070
Finished goods                                 8,922            7,490
                                              21,848           19,738
Less: excess of FIFO cost over                 (611)            (820)
    LIFO cost
                                           $  21,237         $ 18,918

5.   Income per Common Share:

     Net income per common share is computed by dividing net income less the preferred stock dividend requirement by the weighted average number of common shares outstanding during the period, which, for the three months ended March 31, 1997 was 7,805,604 and for March 31, 1996 was 7,676,275.
The increase in the weighted average common shares outstanding is due to the Company issuing additional shares of its common stock to Lancer in consideration of certain capital contributions made by Lancer to the Company primarily pursuant to the Tax Sharing Agreement.


6.   Debt:

     In connection with the sale of Preferred Stock, the Company amended its loan agreement (which provides for a Revolving Credit Facility and a Term Loan) with a senior lending institution. The amendment allowed for the sale of the Preferred Stock (see note 3) and the approximately $47.7 million dividend to Lancer.


Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
     Net sales for the three months ended March 31, 1997 decreased by $2.1 million, or 4.1%, to $49.2 million compared to $51.3 million for the three months ended March 31, 1996. Sales for three months ended March 31, 1996 included $3.9 million of orders which were past due at December 31, 1995.

     Cost of sales for the three months ended March 31, 1997 decreased by $1.8 million, or 4.4%, to $39.9 million, or 80.9% of net sales, compared to $41.7 million, or 81.2% of net sales, for the three months ended March 31, 1996. The decrease resulted primarily from the decrease in sales volume.

     Selling, general and administrative expense ("SG&A") was $4.2 million, or 8.6% of net sales, for the three months ended March 31, 1997, compared to $4.0 million, or 7.9% of net sales, for the three months ended March 31, 1996. The $.2 million increase in SG&A expense from 1996 resulted principally from investments in marketing and sales and design engineering.

     Earnings from operations for the three months ended March 31, 1997 were $5.2 million, or 10.5% of net sales compared to $5.6 million, or 11.0% of net sales compared to the first three months of 1996.

     Interest expense for the first quarter of 1997 and 1996 was $3.2 million and $3.1 million, respectively. Interest expense increased due to a higher average debt balance during the quarter ended March 31, 1997, compared to the first three months of 1996.

     The Company's income before income taxes was $1.9 million for the first quarter of 1997, compared to $2.5 million for the first three months of 1996.

     The Company's net income was $1.0 million for the first three months of 1997, as compared to $1.6 million for the first three months of 1996.

Liquidity and Capital Resources

     The Company's liquidity requirements have been met by funds provided by operations and short-term borrowings under its Credit Facilities.

     Net cash used by operations for the three months ended March 31, 1997 was $0.3 million, a decrease of $7.6 million compared with net cash provided by operations of $7.3 million in the comparable 1996 period. The decrease in cash from operations in comparison to the prior year period was due primarily to an increase in inventory at March 31, 1997.

     Capital expenditures for various machine tools, equipment and building improvement items totaled $2.1 million and $3.0 million during the first three months of 1997 and 1996, respectively. Of the $2.1 million in 1997, $1.6 million has been funded by an increase in accounts payable in the balance sheet versus $0.3 million of the $3.0 million of capital expenditures in 1996. The capital expenditures for both 1997 and 1996 were principally targeted at increasing capacity and productivity to meet heightened customer demand.

     The Company believes that the amounts available under the existing credit facilities and cash flow from operations will provide adequate liquidity for the foreseeable future.

PART II - OTHER INFORMATION
Item 5.   Other Information

     On March 12, 1997, the Company completed a private offering of 50,000 shares of 11-1/4% Cumulative Exchangeable Preferred Stock. The net proceeds from this offering ($47.7 million) were used to fund a dividend to Lancer, and used by Lancer to redeem $47.7 million of its Series C Preferred Stock.

     On March 27, 1997, First Colony Farms, Inc., a Delaware corporation and wholly-owned subsidiary of Lancer ("First Colony") merged with and into the Company, with the Company being the surviving corporation of the merger. Immediately prior to the merger, First Colony had (i) no known liabilities (including contingent liabilities) and (ii) assets consisting of approximately $10,000 in cash and certain net operating loss carry forwards.

Item 6.   Exhibits and Reports on Form 8K

     (a)  Exhibits
            See Exhibit Index

     (b)  Reports on Form 8-K
          The Company filed a current report on Form 8-K on February 27, 1997.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FAIRFIELD MANUFACTURING COMPANY, INC.


Dated: May 15, 1997          By    /s/RICHARD A. BUSH
                               Richard A. Bush
                               Vice President Finance


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

     (2) (b)      Certificate of Ownership and Merger, merging
                  Fairfield into CAG, incorporated by reference from
                  Exhibit 2(b) to the 1994 Form 10-K.

     (2) (c) Merger Agreement under the State of Delaware between First Colony Farms, Inc. ("First Colony") and Fairfield dated as of March 24, 1997, incorporated by reference from Exhibit 2(c) to Fairfield's Form S-4 as filed with the Securities and Exchange Commission on April 9, 1997 (the "1997 Form S-4").

     (2) (d) Certificate of Merger, merging First Colony with and into Fairfield, incorporated by reference from exhibit 2(d) to the 1997 Form S-4.

     (3) (a) Restated Certificate of Incorporation of Fairfield, together with the Certificate of Amendment, dated March 7, 1997, and filed on March 11, 1997, incorporated by reference from Exhibit 3(a) to the 1997 Form S-4.

     (3) (b)      By-Laws of Fairfield, incorporated by reference from
                  Exhibit 3(c) to the 1994 Form 10-K.

     (4) (a) Indenture, dated as of July 7, 1993, between Fairfield and First Fidelity Bank, National Association, New York, as trustee, incorporated by reference from Exhibit 4(a) to Fairfield's Form 10-Q as filed with the Securities and Exchange Commission on August 16, 1993 (the "Second Quarter 1993 Form 10-Q").

     (4) (b) Supplemental Indenture No. 1, dated as of March 31, 1995, between CAG as successor-in-interest to Fairfield and First Fidelity Bank, National
                  Association, as trustee, incorporated by reference from Exhibit 4(b) to the 1994 Form 10-K.

     (4) (c)      Indenture, dated as of March 12, 1997, between
                  Fairfield and United States Trust Company of New York as Trustee, incorporated by reference from Exhibit 4(c) to the 1997 Form S-4.

     (4) (d) Certificate of Designation, dated March 12, 1997, for the Existing Preferred Stock, incorporated by reference from Exhibit 4(d) to the 1997 Form S-4.

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

     (10) (q) First Amendment to Loan Agreement, dated as of September 30, 1994, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from Exhibit 10(q) as filed with the Securities and Exchange Commission on November 14, 1994.

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

     (10) (w) The Fairfield Manufacturing Company, Inc. Equity Participation Plan, dated August 21, 1989 incorporated by reference from Exhibit 10(x) to the 1995 Form 10-K.

     (10) (x) The Collective Bargaining Agreement, ratified October 28, 1995, between Fairfield and United Auto Workers' Local 2317 incorporated by reference from Exhibit 10(y) to the 1995 Form 10-K.

     (10) (y) The Tax Sharing Agreement, dated as of July 18, 1990, between Fairfield and Lancer, incorporated by reference from Exhibit 10(z) to the 1995 Form 10-K.

     (10) (z) The Fairfield Manufacturing Company, Inc. (1992) Supplemental Executive Retirement Plan incorporated by reference from Exhibit 10(aa) to the 1995 Form 10-K.

     (10) (aa)    Letter Agreement, dated December 29, 1989, granting
                  exclusive license from T-H Licensing to Fairfield incorporated by reference from Exhibit 10(bb) to the 1995 Form 10-K.

     (10) (bb)    Fourth Amendment to Loan Agreement, dated as of
                  December 5, 1996, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from Exhibit 10(cc) to Fairfield's Form 10-K as filed with the Securities and Exchange Commission on February 25, 1997 (the "1996 Form 10-K").

     (10) (cc)    Second Amendment to Mortgage Assignment of Leases,
                  Rents and Profits, Security Agreement and Fixture
                  Filing, dated as of December 5, 1996, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(dd) to the 1996 Form 10-K.

     (10) (dd)    Fifth Amendment to the Loan Agreement, dated as of
                  February 26, 1997, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from Exhibit 10(ee) to the 1997 Form S-4.

     (10) (ee)    The Employment Agreement, dated as of June 1, 1996,
                  between Fairfield and K. A. Burns, incorporated by reference from Exhibit 10(ee) to the 1996 Form 10-K.

     (10) (ff)    Consent and Amendment, dated as of March 27, 1997,
                  among Fairfield and GECC, as sole lender and agent, incorporated by reference from Exhibit 10(gg) to the 1997 Form S-4.

     (10) (gg)    Securities Purchase Agreement, dated March 7, 1997,
                  between Fairfield and the Initial Purchaser, incorporated by reference from Exhibit 10(hh) to the 1997 Form S-4.

     (10) (hh)    Share Registration Rights Agreement, dated March 12,
                  1997, between Fairfield and the Initial Purchaser, incorporated by reference from Exhibit 10(ii) to the 1997 Form S-4.

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