Form 10-Q
period 1997-06-30
FAIRFIELD MANUFACTURING CO INC
filed 1997-07-14
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-Q

              [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended:  June 30, 1997

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

               Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997 is as follows:

                        7,910,000 shares of Common Stock

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                                    Form 10-Q

                                  June 30, 1997


PART I - FINANCIAL INFORMATION

                                                                   Page
                                                                 Number
Item 1 - Financial Statements:

Consolidated Balance Sheets, June 30, 1997 (Unaudited) and            3
     December 31, 1996

Consolidated Statements of Operations for the three and six           4
     months ended June 30, 1997 and 1996 (Unaudited)

Consolidated Statements of Cash Flows for the six months              5
     ended June 30, 1997 and 1996 (Unaudited)

Consolidated Statement of Stockholder's Equity (Deficit)              6
     for the six months ended June 30, 1997 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)              7-8

Item 2 - Management's Discussion and Analysis of Financial         9-10
     Condition and Results of Operations

PART II - OTHER INFORMATION

Item 5 -  Other Information                                          11

Item 6 -  Exhibits and Reports on Form 8-K                           11

SIGNATURE                                                            12

EXHIBIT INDEX                                                     13-18

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                           June 30, 1997    December 31,
                                                                    1996
                                             (Unaudited)
                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents                       $  4,536        $  6,185
Trade receivables, less allowance of $600         23,906          24,696
     in 1997 and 1996
Inventory                                         21,073          18,918
Prepaid expenses                                     491             853
     Total current assets                         50,006          50,652

PROPERTY, PLANT AND EQUIPMENT, NET                68,438          70,211

OTHER ASSETS:
Excess of investment over net assets              51,689          52,491
     acquired, less accumulated
     amortization of $12,670 in 1997 and
     11,868 in 1996
Deferred financing costs, less                     2,674           3,016
     accumulated amortization of $2,698
     in 1997 and $2,355 in 1996
     Total other assets                           54,363          55,507

     Total assets                               $172,807        $176,370

     LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt            $  3,500        $  3,000
Accounts payable                                  11,056          13,260
Due to parent                                        325             287
Accrued liabilities                               20,554          18,182
Deferred income taxes                              3,800           3,800
     Total current liabilities                    39,235          38,529

ACCRUED RETIREMENT COSTS                          14,857          15,423
DEFERRED INCOME TAXES                             11,996          11,988
LONG-TERM DEBT, NET OF CURRENT                   110,000         115,000
     MATURITIES
11 1/4% CUMULATIVE EXCHANGEABLE                   47,756              --
     PREFERRED STOCK

STOCKHOLDER'S EQUITY (DEFICIT):
Common stock: par value $.01 per share,               79              78
     10,000,000 shares authorized,
     7,910,000 and 7,805,000 issued and
     outstanding in 1997 and 1996,
     respectively
Additional paid-in capital                        37,676          36,788
Accumulated deficit                             (88,792)        (41,436)
     Total stockholder's equity                 (51,037)         (4,570)
     (deficit)

     Total liabilities and stockholder's        $172,807        $176,370
     equity (deficit)

           The accompanying notes to consolidated financial statements are an integral part of these statements.


                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                   (Unaudited)

                                Three months ended    Six months ended June
                                          June 30,                      30,
                                   1997       1996        1997         1996

Net sales                      $ 50,754   $ 49,585    $ 99,989     $100,925
Cost of sales                    40,874     40,838      80,726       82,513
Selling, general and              4,437      4,561       8,655        8,599
     administrative
     expenses

     OPERATING INCOME             5,443      4,186      10,608        9,813

Interest expense, net             3,111      2,990       6,342        6,060
Other expense, net                   26         12          46           33

INCOME BEFORE INCOME TAXES        2,306      1,184       4,220        3,720

Provision for income taxes        1,130        772       2,070        1,755

NET INCOME                       $1,176       $412      $2,150       $1,965

Preferred stock dividends       (1,463)         --     (1,763)           --
     and discount accretion

NET (LOSS)/INCOME AVAILABLE
     TO COMMON STOCKHOLDER       $(287)       $412        $387       $1,965

(LOSS)/INCOME PER SHARE
     DATA:
    Net (loss)/income per
     common share               $(0.04)      $0.05       $0.05        $0.26

    Weighted average          7,857,582  7,701,560   7,831,593    7,688,918
     common shares
     outstanding

           The accompanying notes to consolidated financial statements are an integral part of these statements.


                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                 For the        For the
                                                   six            six
                                                 months          months
                                                  ended          ended
                                                June 30,        June 30,
                                                  1997            1996

OPERATING ACTIVITIES:
Net income                                       $ 2,150        $ 1,965
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                  6,749          6,662
    Deferred income tax benefit                        8        (1,033)
    (Decrease) increase in accrued retirement      (566)             --
    costs
    (Increase) decrease in current assets:
    Trade receivables                                790            598
    Inventory                                    (2,155)          5,183
    Prepaids                                         362            257
    Increase (decrease) in current
    liabilities:
    Accounts payable                             (2,632)          2,183
    Due to parent                                     38          (413)
    Accrued liabilities                              665        (1,413)

    Net cash (used in) provided by operating       5,409         13,989
    activities

INVESTING ACTIVITIES:
Additions to plant and equipment, net
                                                 (3,394)        (6,024)

    Net cash used in investing activities
                                                 (3,394)        (6,024)

FINANCING ACTIVITIES:
Proceeds from additional capital contribution        879          1,053
Payment of dividends                            (50,770)             --
Advance to parent                                  3,027             --
Proceeds of long-term debt                         4,000          5,000
Payment of long-term debt                        (8,500)       (15,000)
Proceeds of preferred stock offering              50,000             --
Payment of preferred stock issuance costs        (2,300)             --

    Net cash used in financing activities        (3,664)        (8,947)

DECREASE IN CASH AND CASH EQUIVALENTS            (1,649)          (982)

CASH AND CASH EQUIVALENTS:
Beginning of period                                6,185          4,324

End of period                                   $  4,536         $3,342

Supplemental Disclosures:
Cash paid for:
    Interest                                     $ 6,171        $ 5,921
    Taxes to parent                             $  1,000         $1,700
     Non-cash activities:
       Additions to plant and equipment included in accounts payable at June 30, 1997 and 1996 of $428 and $114, respectively, are excluded from operating activities above.
       Preferred stock dividends included in accrued liabilities at June 30, 1997 of $1,707 are excluded from operating activities above.

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                                 (In thousands)
                                   (Unaudited)

                                   Additional                Stock-
                          Common     Paid-in    Accumulat   holder's
                          Stock      Capital       ed        Equity
                                                 Deficit   (Deficit)
Balance, January 1, 1997     $ 78      $36,788  $(41,436)   $ (4,570)
Issuance of common              1          (1)         --          --
     stock
Capital contribution           --          879         --         879
Common stock dividends         --           --   (50,770)    (50,770)
Preferred stock                --           --       (56)        (56)
     discount accretion
Preferred stock                --           --    (1,707)     (1,707)
     dividends accrued
Advance to parent              --           --      3,027       3,027
Merger with First              --           10         --          10
     Colony Farms, Inc.
Net income                     --            --      2,150       2,150
Balance, June 30, 1997       $ 79      $37,676  $(88,792)     $(51,037)

           The accompanying notes to consolidated financial statements are an integral part of this statement.

             FAIRFIELD MANUFACTURING COMPANY, INC.
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   Interim Financial Information:

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-
X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Fairfield Manufacturing Company, Inc.'s ("the Company") financial position, results of operations and cash flows have been included. The results for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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

3.   Sale of Preferred Stock:

     On March 12, 1997, the Company completed a private offering of 50,000 shares of 11 1/4% Cumulative Exchangeable Preferred Stock ("Preferred Stock"). Each share has a liquidation preference of $1,000, plus accumulated and unpaid dividends. The Company is required, subject to certain conditions, to redeem all of the Preferred Stock outstanding on March 15, 2009 at a redemption price equal to 100% of the liquidation preference. Dividends are payable semi-annually at an annual rate of 11 1/4%, and may (prior to March 15, 2002) be paid, at the Company's option, either in cash or in additional shares of Preferred Stock.

     The net proceeds from this offering ($47.7 million) were used to fund a dividend to Lancer, and used by Lancer to redeem approximately $47.7 million of its Series C Preferred Stock.

4.   Inventory:

     Inventory consists of the following:

    (In thousands)                     June 30, 1997     December 31,
                                                                 1996

Raw materials                               $  5,001         $  4,178
Work in process                                7,754            8,070
Finished goods                                 8,720            7,490
                                              21,475           19,738
Less: excess of FIFO cost over                 (402)            (820)
    LIFO cost
                                           $  21,073         $ 18,918

5.   Income per Common Share:

     Net income per common share is computed by dividing net income less the preferred stock dividend requirement by the weighted average number of common shares outstanding during the period, which, for the three and six months ended June 30, 1997 was 7,857,582 and 7,831,593, respectively, and for the three and six months ended June 30, 1996 was 7,701,560 and 7,688,918, respectively. The increase in the weighted average common shares outstanding is due to the Company issuing additional shares of its common stock to Lancer in consideration of certain capital contributions made by Lancer to the Company primarily pursuant to the Tax Sharing Agreement.


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


Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
     Net sales for the three months ended June 30, 1997 increased by $1.2 million, or 2.4%, to $50.8 million compared to $49.6 million for the three months ended June 30, 1996. For the six months ended June 30, 1997, the Company's net sales decreased by $0.9 million, or 0.9%, to $100.0 million compared to $100.9 million for the six months ended June 30, 1996.

     Cost of sales for the three months ended June 30, 1997 were $40.9 million, or 80.5% of net sales, compared to $40.8 million, or 82.4% of net sales, for the three months ended June 30, 1996. For the first half of 1997, cost of sales were $80.7 million, or 80.7% of net sales, compared to $82.5 million, or 81.8% of net sales, for the first half of 1996. Cost of sales for 1996 included costs associated with the Company's investment in new processes that reduced manufacturing cycle times and resulted in a reduction of inventory. Manufacturing cycle times have remained consistent throughout 1997.

     Selling, general and administrative expense ("SG&A") was $4.4 million, or 8.7% of net sales, for the three months ended June 30, 1997, compared to $4.6 million, or 9.2% of net sales, for the three months ended June 30, 1996. The decrease in SG&A expense is due to a 1996 write-off of $0.5 million resulting from a customer filing Ch. 11 partially offset by 1997 investments in marketing and sales and design engineering. For the six months ended June 30, 1997, SG&A increased by $0.1 million, or 0.7%, to $8.7 million, compared to $8.6 million, or 8.5% of net sales, for the six months ended June 30, 1996.

     Earnings from operations for the three months ended June 30, 1997 were $5.4 million, or 10.7% of net sales compared to $4.2 million, or 8.5% of net sales compared to the three months ended June 30, 1996. For the six months ended June 30, 1997 the Company's earnings from operations were $10.6 million, or 10.6% of net sales, compared to $9.8 million, or 9.7% of net sales for the first six months of 1996.

     Interest expense for the second quarter of 1997 and 1996 was $3.1 million and $3.0 million, respectively. For the first half of 1997 and 1996, interest expense was $6.3 million and $6.1 million, respectively. Interest expense increased due to a higher average debt balance during both the three and six months ended June 30, 1997, compared to the same periods in 1996.

     The Company's income before income taxes was $2.3 million for the second quarter of 1997, compared to $1.2 million for the second quarter of 1996. For the six months ended June 30, 1997, the Company's income before income taxes was $4.2 million compared to $3.7 million for the comparable 1996 period.

     The Company's net income was $1.2 million for the second quarter of 1997, as compared to $0.4 million for the second quarter of 1996. For six months ended June 30, 1997, the Company's net income was $2.2 million compared to $2.0 million for the comparable 1996 period.

Liquidity and Capital Resources

     The Company's liquidity requirements have been met by funds provided by operations and short-term borrowings under its Credit Facilities.

     Net cash provided by operations for the six months ended June 30, 1997 was $5.4 million, a decrease of $8.6 million compared with net cash provided by operations of $14.0 million in the comparable 1996 period. The decrease in cash from operations in comparison to the prior year period was due primarily to the Company significantly reducing inventory in 1996.

     Capital expenditures for various machine tools, equipment and building improvement items totaled $3.8 million and $6.1 million during the first six months of 1997 and 1996, respectively. Of the $3.8 million in 1997, $0.4 million has been funded by an increase in accounts payable in the balance sheet versus $0.1 million of the $6.1 million of capital expenditures in 1996. The capital expenditures for both 1997 and 1996 were principally targeted at increasing capacity and productivity to meet heightened customer demand.

     The Company believes that the amounts available under the existing credit facilities and cash flow from operations will provide adequate liquidity for the foreseeable future.

PART II - OTHER INFORMATION
Item 5.   Other Information

     Effective April 11, 1997, Kenneth A. Burns was appointed President and Chief Executive Officer. Prior to his appointment, Mr. Burns served as President and Chief Operating Officer.

Item 6.   Exhibits and Reports on Form 8K

     (a)  Exhibits
            See Exhibit Index

     (b)  Reports on Form 8-K
          None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FAIRFIELD MANUFACTURING COMPANY, INC.


Dated: July 11, 1997         By    /s/RICHARD A. BUSH
                               Richard A. Bush
                               Vice President Finance


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