Form 10-Q
period 1997-09-30
FAIRFIELD MANUFACTURING CO INC
filed 1997-11-12
CIK 904543

-1-
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-Q

              [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended:  September 30, 1997

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

               Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997 is as follows:

                        7,910,000 shares of Common Stock

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                                    Form 10-Q

                               September 30, 1997

PART I -  FINANCIAL INFORMATION

                                                                   Page
                                                                 Number
Item 1 - Financial Statements:

Consolidated Balance Sheets, September 30, 1997 (Unaudited)           3
     and December 31, 1996

Consolidated Statements of Operations for the three and               4
     nine months ended September 30, 1997 and 1996
     (Unaudited)

Consolidated Statements of Cash Flows for the nine months             5
     ended September 30, 1997 and 1996 (Unaudited)

Consolidated Statement of Stockholder's Equity (Deficit)              6
     for the nine months ended September 30, 1997
     (Unaudited)

Notes to Consolidated Financial Statements                          7-8

Item 2 - Management's Discussion and Analysis of Financial         9-10
     Condition and Results of Operations

PART II - OTHER INFORMATION

Item 5 -  Other Information                                          10

Item 6 -  Exhibits and Reports on Form 8-K.                          10

SIGNATURE                                                            10

EXHIBIT INDEX                                                     11-16

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                           September 30,    December 31,
                                                    1997            1996
                                             (Unaudited)
                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents                       $  2,042        $  6,185
Trade receivables, less allowance of $600         23,177          24,696
     in 1997 and 1996
Inventory                                         20,495          18,918
Due from parent                                      325              --
Prepaid expenses                                     645             853
     Total current assets                         46,684          50,652

PROPERTY, PLANT AND EQUIPMENT, NET                69,391          70,211

OTHER ASSETS:
Excess of investment over net assets              51,287          52,491
     acquired, less accumulated
     amortization of $13,072 in 1997 and
     11,868 in 1996
Deferred financing costs, less                     2,502           3,016
     accumulated amortization of $2,869
     in 1997 and $2,355 in 1996
     Total other assets                           53,789          55,507

     Total assets                               $169,864        $176,370

     LIABILITIES AND STOCKHOLDER'S EQUITY
                  (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt            $  3,750        $  3,000
Accounts payable                                  10,397          13,260
Due to parent                                         --             287
Accrued liabilities                               18,076          18,182
Deferred income taxes                              3,800           3,800
     Total current liabilities                    36,023          38,529

ACCRUED RETIREMENT COSTS                          15,473          15,423
DEFERRED INCOME TAXES                             12,116          11,988
LONG-TERM DEBT, NET OF CURRENT                   112,000         115,000
     MATURITIES

11 1/4% CUMULATIVE EXCHANGEABLE PREFERRED         47,805              --
     STOCK

STOCKHOLDER'S EQUITY (DEFICIT):
Common stock: par value $.01 per share,               79              78
     10,000,000 shares authorized,
     7,910,000 and 7,805,000 issued and
     outstanding in 1997 and 1996,
     respectively
Additional paid-in capital                        37,476          36,788
Accumulated deficit                             (91,108)        (41,436)
     Total stockholder's equity                 (53,553)         (4,570)
     (deficit)

     Total liabilities and stockholder's        $169,864        $176,370
     equity (deficit)

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                   (Unaudited)


                                Three months ended        Nine months ended
                                    September 30,            September 30,
                                   1997       1996        1997         1996

Net sales                      $ 44,880   $ 45,864    $144,869     $146,789
Cost of sales                    38,353     38,218     119,079      120,731
Selling, general and              4,573      4,222      13,228       12,821
     administrative
     expenses

     OPERATING INCOME             1,954      3,424      12,562       13,237

Interest expense, net             3,161      2,931       9,503        8,991
Other expense, net                   38         32          84           65

(LOSS)/INCOME BEFORE INCOME     (1,245)        461       2,975        4,181
     TAXES AND PREFERRED
     STOCK DIVIDENDS AND
     DISCOUNT ACCRETION

Benefit/provision for
     income taxes                 (400)        248       1,670        2,003

(LOSS)/INCOME BEFORE              (845)        213       1,305        2,178
     PREFERRED STOCK
     DIVIDENDS AND DISCOUNT
     ACCRETION

Dividends and discount
     accretion on               (1,471)         --     (3,234)           --
     cumulative
     exchangeable preferred
     stock

NET (LOSS)/INCOME              $(2,316)       $213    $(1,929)       $2,178

(LOSS)/INCOME PER SHARE
     DATA:
    Net (loss)/income per
     common share               $(0.29)      $0.03     $(0.25)        $0.28

    Weighted average          7,910,000  7,752,250   7,857,920    7,701,590
     common shares
     outstanding

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                 For the        For the
                                                  nine            nine
                                                 months          months
                                                  ended          ended
                                                Sept. 30,      Sept. 30,
                                                  1997            1996

OPERATING ACTIVITIES:
Net (loss)/income                               $(1,929)        $ 2,178
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Preferred stock discount accretion               105             --
    Depreciation and amortization                 10,127          9,993
    Deferred income tax benefit                      128        (1,460)
    (Decrease) increase in accrued retirement         50             --
    costs
    (Increase) decrease in current assets:
    Trade receivables                              1,519            319
    Inventory                                    (1,577)          6,301
    Due from parent                                (325)             --
    Prepaids                                         208             92
    Increase (decrease) in current liabilities:
    Accounts payable                             (3,508)        (1,292)
    Due to parent                                  (287)          (588)
    Accrued liabilities                            (106)        (1,246)

    Net cash provided by operating activities      4,405         16,881

INVESTING ACTIVITIES:
Additions to plant and equipment, net            (6,934)        (7,117)

    Net cash used in investing activities        (6,934)        (7,117)

FINANCING ACTIVITIES:
Proceeds from additional capital contribution        679          1,318
Payment of dividends                            (50,770)             --
Advance to parent                                  3,027             --
Proceeds of long-term debt                         7,000          5,000
Payment of long-term debt                        (9,250)       (15,000)
Proceeds of preferred stock offering              50,000             --
Payment of preferred stock issuance costs        (2,300)             --

    Net cash used in financing activities        (1,614)        (8,682)

(DECREASE)/INCREASE IN CASH AND CASH             (4,143)          1,082
    EQUIVALENTS

CASH AND CASH EQUIVALENTS:
Beginning of period                                6,185          4,324

End of period                                     $2,042         $5,406

Supplemental Disclosures:
Cash paid for:
    Interest                                     $11,424        $11,270
    Taxes to parent                               $1,400         $2,200
Non-cash activities:
       Additions to plant and equipment included in accounts payable at September 30, 1997 and 1996 of $645 and $1,804, respectively, are excluded from operating activities above.

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                                 (In thousands)
                                   (Unaudited)

                                   Additional                Stock-
                          Common     Paid-in    Accumulat   holder's
                          Stock      Capital       ed        Equity
                                                 Deficit   (Deficit)
Balance, January 1,          $ 78      $36,788  $(41,436)   $ (4,570)
     1997
Issuance of common              1          (1)         --          --
     stock
Capital contribution           --          679         --         679
Common stock dividends         --           --   (50,770)    (50,770)
Advance to parent              --           --      3,027       3,027
Merger with First              --           10         --          10
     Colony Farms, Inc.
Net (loss)/income              --           --    (1,929)     (1,929)
Balance, September 30,       $ 79      $37,476  $(91,108)   $(53,553)
     1997

           The accompanying notes to consolidated financial statements are an integral part of this statement.














                      FAIRFIELD MANUFACTURING COMPANY, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Interim Financial Information:

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-
X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of Fairfield Manufacturing Company, Inc.'s (the "Company's") financial position, results of operations and cash flows have been included. The results for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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

3.   Sale of Preferred Stock:

     On March 12, 1997, the Company completed an offering of 50,000 shares of 11 1/4% Cumulative Exchangeable Preferred Stock ("Old Preferred Stock"). The net proceeds from this offering ($47.7 million) were used to fund a dividend to Lancer, and used by Lancer to redeem approximately $47.7 million of its Series C Preferred Stock. In July 1997, the Company completed an exchange offer pursuant to which each share of the Old Preferred Stock was exchanged for a new share of 11 1/4% Cumulative Exchangeable Preferred Stock (the "New Preferred Stock"). The terms of the New Preferred Stock are substantially identical to the terms of the Old Preferred Stock, except that the New Preferred Stock is registered under the Securities Act of 1933, as amended. Each share of New Preferred Stock has a liquidation preference of $1,000, plus accumulated and unpaid dividends. The Company is required, subject to certain conditions, to redeem all of the Preferred Stock outstanding on March 15, 2009 at a redemption price equal to 100% of the liquidation preference. Dividends are payable semi-annually at an annual rate of 11 1/4%, and may (prior to March 15, 2002) be paid, at the Company's option, either in cash or in additional shares of New Preferred
Stock. On September 15, 1997, the Company made the semi-annual dividend payment of $2.9 million in cash.


4.   Inventory:

     Inventory consists of the following:

    (In thousands)                     September 30,     December 31,
                                                1997             1996

Raw materials                               $  3,763         $  4,178
Work in process                                8,700            8,070
Finished goods                                 8,225            7,490
                                              20,688           19,738
Less: excess of FIFO cost over                 (193)            (820)
    LIFO cost
                                           $  20,495         $ 18,918

5.   (Loss)/Income per Common Share:

     Net (loss)/income per common share is computed by dividing net
(loss)/income by the weighted average number of common shares outstanding during the period, which, for the three and nine months ended September 30, 1997 was 7,910,000 and 7,857,920, respectively, and for the three and nine months ended September 30, 1996 was 7,752,250 and 7,701,590, respectively. The increase in the weighted average common shares outstanding is due to the Company issuing additional shares of its common stock to Lancer in consideration of certain capital contributions made by Lancer to the Company primarily pursuant to the Tax Sharing Agreement.

6.   Debt:

     In connection with the sale of Preferred Stock, the Company amended its loan agreement (which provides for a Revolving Credit Facility and a Term Loan) with a senior lending institution. The amendment allowed for the sale of the Preferred Stock (see note 3) and the approximately $47.7 million dividend to Lancer.

7    Related Parties

     Effective July 31, 1997, Wolodymyr B. Lechman resigned as Chairman of the Company's Board of Directors (the "Board") but will continue as a member of the Board.

     Effective August 1, 1997, Mr. Lechman entered into a consulting agreement (the "Agreement") with the Company. In consideration for services to be rendered under the Agreement, Mr. Lechman will receive quarterly payments through July 31, 2001 ("the consulting period") totaling $1.0 million. In the event that Mr. Lechman dies prior to the end of the consulting period or is unable to perform the services requested due to mental or physical disabilities, the Company shall pay to his legal representatives or beneficiaries the remaining unpaid balance under the Agreement which would have been due under the agreement had Mr. Lechman continued to provide such services for the term of the Agreement. Due to the provisions of the agreement, the Company has recognized the entire $1.0 million as expense in the third quarter of 1997.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company's net sales for the three months ended September 30, 1997 were $44.9 million, a decrease of $1.0 million, or 2.1%, compared to the three months ended September 30, 1996. For the nine months ended September 30, 1997, the Company's net sales were $144.9 million, a decrease of $1.9 million, or 1.3%, compared to the same period in 1996.

     Cost of sales for the three months ended September 30, 1997 increased by $0.1 million, or 0.3%, to $38.4 million, or 85.5% of net sales, compared to $38.2 million, or 83.3% of net sales, for the three months ended September 30, 1997. For the first nine months of 1997, cost of sales were $119.1 million, or 82.2% of net sales, compared to $120.7 million, or 82.2% of net sales, for the first nine months of 1996.

     Selling, general and administrative expense ("SG&A") was $4.6 million, or 10.2% of net sales, for the three months ended September 30, 1997, compared to $4.2 million, or 9.2% of net sales, in the comparable 1996 period. SG&A expense for the three months ended September 30, 1997 included a one-time charge of $1.0 million in connection with a consulting agreement (see footnote 7 to the financial statements). For the nine months ended September 30, 1997, the Company's SG&A was $13.2 million, or 9.1% of net sales, versus $12.8 million, or 8.7% of net sales for the first nine months of 1995.

     Earnings from operations for the three months ended September 30, 1997 were $2.0 million, or 4.4% of net sales, compared to $3.4 million, or 7.5% of net sales, for the comparable 1996 period. For the nine months ended September 30, 1997, the Company's earnings from operations were $12.6 million, or 8.7% of net sales, compared to $13.2 million, or 9.0% of net sales for the first nine months of 1996.

     Interest expense in the third quarters of 1997 and 1996 was $3.2 million and $2.9 million, respectively. For the first nine months of 1997 and 1996, interest expense was $9.5 million and $9.0 million, respectively. Interest expense increased due to a higher average debt balance during both the three and nine months ended September 30, 1997 versus the comparable 1996 periods.

     The Company's loss before income taxes and preferred stock dividends and discount accretion was $1.2 million for the third quarter of 1997, compared to income of $0.5 million for the comparable 1996 period. For the nine months ended September 30, 1997, the Company's income before income taxes and preferred stock dividends and discount accretion was $3.0 million compared to $4.2 million for the comparable 1996 period.

     The Company's net loss was $2.3 million for the third quarter of 1997 as compared to income of $0.2 million for the comparable 1996 period. For the first nine months of 1997, net loss was $1.9 million compared to $2.2 million for the first nine months of 1996. Net loss for the three and nine months ended September 31, 1997, include dividends and discount accretion on cumulative exchangeable preferred stock of $1.5 million and $3.2 million, respectively. As the preferred stock offering was completed on March 12, 1997, there were no dividends or discount accretion on cumulative exchangeable preferred stock during 1996.

Liquidity and Capital Resources

     The Company's liquidity requirements have been met by funds provided by operations and short-term borrowings under its Loan Agreement.

     Net cash provided by operations for the nine months ended September 30, 1997 was $7.3 million, a decrease of $9.5 million compared with net cash provided by operations of $16.9 million in the comparable 1996 period. The unfavorable comparison to the prior-year period was due to the prior year including a one-time improvement in cash availability from working capital changes, primarily a $13.4 million reduction in inventory from September 30, 1995 to September 30, 1996 due to improved manufacturing cycle times.

     Capital expenditures for various machine tools, equipment and building improvement items totaled $7.6 million and $8.9 million during the first nine months of 1997 and 1996, respectively. Of the $7.6 million in 1997, $0.6 million has been funded by an increase in accounts payable in the balance sheet versus $1.8 million of the $8.9 million of capital expenditures in 1996. The capital expenditures for both 1997 and 1996 were principally targeted at increasing capacity and productivity to meet heightened customer demand.

     The Company believes that the amounts available under the existing credit facilities and cash flow from operations will provide adequate liquidity for the foreseeable future.

PART II - OTHER INFORMATION

Item 5.   Other Information

Effective July 31, 1997, Wolodymyr B. Lechman resigned as Chairman of the Board of Directors of Fairfield. Mr. Lechman remains a member of the Company's Board of Directors.

Effective August, 1, 1997, Kenneth A. Burns was appointed Chairman of the Board of Directors of the Company.

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



                                        FAIRFIELD MANUFACTURING
                                        COMPANY, INC.




Dated: November 12, 1997                By:  /s/  RICHARD A. BUSH
                                        Richard A. Bush
                                        Vice President Finance


     EXHIBIT INDEX

     Exhibit No.                 Description

     (2) (a) Merger Agreement under the State of Delaware between First Colony Farms, Inc. ("First Colony") and Fairfield dated as of March 24, 1997, incorporated by reference from Exhibit 2(c) to Fairfield's Form S-4 as filed with the Securities and Exchange Commission on April 9, 1997 (the "1997 Form S-4").

     (2) (b) Certificate of Merger, merging First Colony with and into Fairfield, incorporated by reference from exhibit 2(d) to the 1997 Form S-4.

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

     (10) (f) Trademark Security Agreement, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(g) to the Second Quarter 1993 Form 10-Q.

     (10) (g) Trademark Security Agreement, dated as of July 7, 1993, between T-H Licensing and GECC, as agent, incorporated by reference from Exhibit 10(h) to the Second Quarter 1993 Form 10-Q.

     (10) (h) Patent Security Agreement, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(i) to the Second Quarter 1993 Form 10-Q.

     (10) (i) Patent Security Agreement, dated as of July 7, 1993, between T-H Licensing and GECC, as agent, incorporated by reference from Exhibit 10(j) to the Second Quarter 1993 Form 10-Q.

     (10) (j) Subsidiary Guaranty, dated as of July 7, 1993, between T-H Licensing and GECC, as agent, incorporated by reference from Exhibit 10(k) to the Second Quarter 1993 Form 10-Q.

     (10) (k) Mortgage, Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(l) to the Second Quarter 1993 Form 10-Q.

     (10) (l) Collection Account Agreement, dated as of July 7, 1993, among Fairfield and GECC, and acknowledged by Bank One, Lafayette, N.A., incorporated by reference from Exhibit 10(m) to the Second Quarter 1993 Form 10-Q.

     (10) (m) Used Machinery Account Agreement, dated as of July 7, 1993, among Fairfield and GECC, and acknowledged by Bank One, Lafayette, N.A., incorporated by reference from Exhibit 10(n) to the Second Quarter 1993 Form 10-Q.

     (10) (n) Quitclaim Grant of Security Interest, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(o) to the Second Quarter 1993 Form 10-Q.

     (10) (o) Supplemental Quitclaim Grant of Security Interest (Patents only), dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(p) to the Second Quarter 1993 Form 10-Q.

     (10) (p) First Amendment to Loan Agreement, dated as of September 30, 1994, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from Exhibit 10(q) as filed with the Securities and Exchange Commission on November 14, 1994.

     (10) (q) Second Amendment to Loan Agreement, dated as of March 30, 1995, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from
                  Exhibit 10(r) to the 1994 Form 10-K.

     (10) (r) Third Amendment to Loan Agreement, dated as of March 31, 1995, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from
                  Exhibit 10(s) to the 1994 Form 10-K.

     (10) (s) First Amendment to Mortgage Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of March 31, 1995, between Fairfield and GECC, as agent, incorporated by reference from
                  Exhibit 10(t) to the 1994 Form 10-K.

     (10) (t) Stock Pledge Agreement, dated as of March 31, 1995, between Lancer Industries Inc. ("Lancer") and GECC, as agent, incorporated by reference from Exhibit 10(u) to the 1994 Form 10-K.

     (10) (u) Amended and Restated Security Agreement, dated as of March 31, 1995, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(v) to the 1994 Form 10-K.

     (10) (v) The Fairfield Manufacturing Company, Inc. Equity Participation Plan, dated August 21, 1989 incorporated by reference from Exhibit 10(x) to the 1995 Form 10-K.

     (10) (w) The Collective Bargaining Agreement, ratified October 28, 1995, between Fairfield and United Auto Workers' Local 2317 incorporated by reference from Exhibit 10(y) to the 1995 Form 10-K.

     (10) (x) The Tax Sharing Agreement, dated as of July 18, 1990, between Fairfield and Lancer, incorporated by reference from Exhibit 10(z) to the 1995 Form 10-K.

     (10) (y) The Fairfield Manufacturing Company, Inc. (1992) Supplemental Executive Retirement Plan incorporated by reference from Exhibit 10(aa) to the 1995 Form 10-K.

     (10) (z) Letter Agreement, dated December 29, 1989, granting exclusive license from T-H Licensing to Fairfield incorporated by reference from Exhibit 10(bb) to the 1995 Form 10-K.

     (10) (aa)    Fourth Amendment to Loan Agreement, dated as of
                  December 5, 1996, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from Exhibit 10(cc) to Fairfield's Form 10-K as filed with the Securities and Exchange Commission on February 25, 1997 (the "1996 Form 10-K").

     (10) (bb)    Second Amendment to Mortgage Assignment of Leases,
                  Rents and Profits, Security Agreement and Fixture
                  Filing, dated as of December 5, 1996, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(dd) to the 1996 Form 10-K.

     (10) (cc)    Fifth Amendment to the Loan Agreement, dated as of
                  February 26, 1997, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from Exhibit 10(ee) to the 1997 Form S-4.

     (10) (dd)    The Employment Agreement, dated as of June 1, 1996,
                  between Fairfield and K. A. Burns, incorporated by reference from Exhibit 10(ee) to the 1996 Form 10-K.

     (10) (ee)    Consent and Amendment, dated as of March 27, 1997,
                  among Fairfield and GECC, as sole lender and agent, incorporated by reference from Exhibit 10(gg) to the 1997 Form S-4.

     (10) (ff)    Securities Purchase Agreement, dated March 7, 1997,
                  between Fairfield and the Initial Purchaser, incorporated by reference from Exhibit 10(hh) to the 1997 Form S-4.

     (10) (gg)    Share Registration Rights Agreement, dated March 12,
                  1997, between Fairfield and the Initial Purchaser, incorporated by reference from Exhibit 10(ii) to the 1997 Form S-4.

     (10) (hh)    Consulting Agreement, dated August 1, 1997, between
                  Fairfield and Wolodymyr B. Lechman.

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