Form 10-K
period 1997-12-31
FAIRFIELD MANUFACTURING CO INC
filed 1998-03-31
CIK 904543

WASHINGTON, D.C.  20549

                                    Form 10-K

            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended:  December 31, 1997

                                       OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

                         Commission File No.:  33-62598


                          Fairfield Manufacturing Company, Inc.
             (Exact name of Registrant as specified in its charter)


          Delaware                                    63-0500160
     (State or other jurisdiction of              (I.R.S.Employer
     incorporation or organization)               Identification No.)


     U. S. 52 South, Lafayette, IN                            47905
(Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code:  (765) 474-3474

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
     $85,000,000 11-3/8% Senior Subordinated Notes
     $50,000,000 11-1/4% Series A Cumulative Exchangeable Preferred Stock


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1997 is as follows:

                          8,190,000 shares of Common Stock
Index for exhibits is located on page 18
Total number of pages 44


                      FAIRFIELD MANUFACTURING COMPANY, INC.

                           Annual Report on Form 10-K

                                December 31, 1997

                                Table of Contents

  Item                                                       Page
 Number                                                     Number
                              PART I
   1     Business                                             1
   2     Properties                                           6
   3     Legal Proceedings                                    6
   4     Submission of Matters to a Vote of Security          6
         Holders

                             PART II
   5     Market for the Registrant's Common Equity and        6
         Related Stockholder Matters
   6     Selected Financial Data                              6
   7     Management's Discussion and Analysis of              8
         Financial Condition and Results of Operations
   8     Financial Statements and Supplementary Data          10
   9     Changes in and Disagreements with Accountants        10
         on Accounting and Financial Disclosure

                             PART III
   10    Directors and Executive Officers of the              11
         Registrant
   11    Executive Compensation                               13
   12    Security Ownership of Certain Beneficial Owners      16
         and Management
   13    Certain Relationships and Related Transactions       17

                             PART IV
   14    Exhibits, Financial Statement Schedules, and         18
         Reports on Form 8-K
         Signatures                                           23
         Index to Consolidated Financial Statements and
         Schedule

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                                    Form 10-K
                       Fiscal Year Ended December 31, 1997

                                     PART I


Item 1.        BUSINESS

General

     Fairfield Manufacturing Company, Inc. (the "Company") believes that it is the leading independent manufacturer (based on sales) of high precision custom gears and planetary gear systems in North America, with an estimated market share in each of the custom gear and planetary gear system markets of more than two times that of its nearest competitors. The majority of the Company's custom gears and planetary gear systems are used by original equipment manufacturers ("OEMs") as components in various kinds of heavy mobile equipment. The Company's customers include many industry leaders. For the year ended December 31, 1997, the Company had net sales of $192.3 million.

     Custom gears, which accounted for $107.1 million, or 55.7%, of the Company's 1997 net sales, are components of larger systems such as axles, drive differentials and transmission units. The Company's custom gear customers consist principally of OEMs of rail (such as locomotives), mining, agricultural (such as tractors and specialty harvesting equipment), industrial, construction and materials-handling equipment, for many of whom the Company is the sole independent supplier of selected gear products.

     Planetary gear systems, which accounted for $85.2 million, or 44.3%, of the Company's 1997 net sales, are integrated, self-contained power transmission and torque conversion systems that provide propulsion, swing and/or rotation to wheels, axles and other components in applications where the use of axles would otherwise present design difficulties. The Company markets its planetary gear systems under its Torque-Hub name ("Torque-Hub"). The Company believes that, as a result of the performance history and reputation for quality of the Company's Torque-Hub products, the Torque-Hub name has become closely identified with planetary gear systems. Customers for the Company's Torque-Hub products include OEMs of access platform (such as aerial-lifts), road rehabilitation (such as pavers and road rollers), construction (such as excavators), forestry and agricultural (such as crop sprayers) equipment.

     The Company has been certified as a "preferred supplier" (based on systems compliance and on-site inspections) by all of its major customers that have certification procedures. The Company has also been certified as meeting "ISO-9001" standards, which are increasingly being used by OEMs in lieu of individual certification procedures. In addition, the Company has been certified as meeting "QS-9000" standards, which is the level of certification required by automotive OEMs beginning in 1998. The Company believes that certification provides it with a competitive advantage because a number of OEMs require certification as a condition to doing business.

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

Products

     Custom Gears. Custom gears accounted for approximately $107.1 million, or 55.7%, of the Company's net sales in 1997. The Company manufactures a wide variety of custom gears, ranging in type (e.g. helical, spiral bevel, spur and HYPOID) and size (from one inch to five feet), and has manufacturing capabilities which the Company believes are the broadest in the custom gear business. The Company's custom gears are manufactured according to customers' specifications, sometimes developed by or with the assistance of the Company, for use as component parts in various types of heavy mobile equipment. Custom gears are engineering-intensive and, although such products represent a relatively small portion of the cost of the equipment in which they are used, are critical to the operation of such equipment.

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

     Torque-Hub Products. Torque-Hub products accounted for approximately $85.2 million, or 44.3%, of the Company's net sales in 1997. The Company believes that the Torque-Hub name has become closely identified with planetary gear systems, which provide drive, swing, and/or rotation to the equipment in which they are used and are primarily employed in cases where the use of axles present design difficulties. The Company produces a broad line of planetary gear systems under its Torque-Hub trade name, including wheel drives (used to propel off-highway equipment), shaft outputs (used to power remote in-plant machinery like mixers as well as mobile aerial lifts and cranes) and spindle outputs (which power the drive wheels of vehicles with small diameter wheels such as small lift trucks and mowers).

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

Marketing and Distribution

     The Company's customers are OEMs and include many industry leaders with whom the Company has had relationships of 20 years or more. No single customer accounted for more than 10% of the Company's 1997 net sales.

     The Company has been certified as a "preferred supplier" by each of its major customers that have certification procedures. The Company has also been certified as meeting "ISO-9001" standards, which are increasingly being used by OEMs in lieu of individual certification procedures. In addition, the Company has been certified as meeting "QS-9000" standards, which is the level of certification required by automotive OEMs beginning in 1998. The Company believes that certification provides it with a competitive advantage because a number of OEMs require certification as a condition to doing business.

     The Company believes its stable, experienced sales force is a primary reason for the Company's success in maintaining customer loyalty and building new customer relationships. The Company's sales department is organized geographically and consists of 14 sales engineers, who have an average of over 11 years of service and most of whom have worked with the same customers for many years. In addition, each sales engineer has substantial expertise concerning the Company's products and product applications. Application engineers work closely with the Company's sales department and provide customers with guidance concerning product applications and specific design problems. By becoming a part of the customer's purchasing and design decisions, the Company has developed close working relationships with many of its customers. Customer loyalty to the Company is further enhanced by the development, tooling and production costs associated with changing gear sources, as such costs are typically borne by the customer.

     All of the Company's custom gear products and approximately 70% of its Torque-Hub products are sold directly to OEMs. Since Torque-Hub products can be sold to more than one customer, the Company uses distributors to increase its penetration of the planetary gear systems market. The Company sells approximately 30% of its Torque-Hub line through a network of approximately 40 distributors located in the United States and abroad. International sales accounted for approximately $13 million, or approximately 7% of the Company's 1997 net sales.

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

     The Company has its own comprehensive heat treating facilities. These in-house facilities allow the Company to control the annealing and carburizing processes that determine the load-carrying capacity of the final product. The Company's heat treating operations help ensure proper development and maintenance of gear tooth characteristics. As a result, the Company believes that it is able to provide its customers with improved quality and reduced lead times in filling orders. In-line dual frequency induction hardening equipment was added in 1997, continuing the Company's practice of selectively adding advanced technology in its manufacturing processes.

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

Materials and Supply Arrangements

     The Company generally manufactures its custom gear and Torque-Hub products to its customers' specifications and, as a result, does not generally contract for or maintain substantial inventory in raw materials or components. The Company purchases its three principal raw material needs (steel forgings, steel bars and castings) on a spot basis based on specific customer orders. Material purchases were made from one supplier representing more than 10% of raw material purchases amounting to $9.0 million in 1997. Alternative sources are available to fulfill each of the Company's major raw material requirements. The Company has never experienced a delay in production as a result of a supply shortage of a major raw material.

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

Employees

     At December 31, 1997, the Company had 1,325 permanent employees, of whom approximately 84% were employed in manufacturing. The Company's production and maintenance employees became members of the United Auto Workers (UAW) union in October 1994 and the Company entered into a labor contract with the union in October 1995, which is scheduled to expire in October 1998. The Company considers its relations with its employees to be satisfactory.

Backlog

     As of December 31, 1997 and December 31, 1996, the Company had total order backlog of approximately $110.8 million and $77.0 million, respectively, for shipments due to be delivered by the Company for the six-month period following such dates. This increase is attributable to increased market demand for the Company's products.

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

Recent Developments

     During February 1997, the Company declared a $3.1 million dividend to Lancer. The dividend was used in settlement of the $3.0 million advance to Lancer and accrued interest of $0.1 million.

On March 12, 1997, the Company completed an offering of 50,000 shares of 11-1/4% Cumulative Exchangeable Preferred Stock ("Old Preferred Stock"). The net proceeds from this offering ($47.7 million) were used to fund a dividend to Lancer, and used by Lancer to redeem approximately $47.7 million of its Series C Preferred Stock. In July 1997, the Company completed an exchange offer pursuant to which each share of the Old Preferred Stock was exchanged for a new share of 11-1/4% Series A Cumulative Exchangeable Preferred Stock (the "New Preferred Stock"). The terms of the New Preferred Stock are substantially identical to the terms of the Old Preferred Stock, except that the New Preferred Stock is registered under the Securities Act of 1933, as amended. Each share of New Preferred Stock has a liquidation preference of $1,000, plus accumulated and unpaid dividends. The Company is required, subject to certain conditions, to redeem all of the Preferred Stock outstanding on March 15, 2009 at a redemption price equal to 100% of the liquidation preference. Dividends are payable semi-annually at an annual rate of 11-1/4%, and may (prior to March 15, 2002) be paid, at the Company's option, either in cash or in additional shares of New Preferred Stock. Concurrent with the offering, the loan agreement with a senior lending institution was amended to allow for the sales of the offering and the $47.7 million dividend to Lancer.

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

Susceptibility to General Economic Conditions

     The Company's revenues and results of operations will be subject to fluctuations based upon general economic conditions. If there were to be a general economic downturn or a recession in the United States or certain other markets, the Company believes that certain of its customers may reduce or delay their demand for the Company's products which may have a negative effect on the Company's revenues. Most of the factors that might influence customers and prospective customers to reduce their capital budgets under these circumstances are beyond the Company's control. During prior recessionary periods, the Company's operating performance has been negatively affected, and there can be no assurance that any future economic downturn would not materially and adversely affect the Company's business, financial condition and operating results. In addition, there can be no assurance that growth in the markets from the Company's products will occur or that such growth will result in increased demand for the Company's products.

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

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fiscal year ended December 31, 1997.

                                     PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

     There is currently no established public trading market for the Company's common stock which is wholly-owned by Lancer.

Dividends:

     During February 1997, the Company declared a $3.1 million dividend to Lancer. The dividend was used to repay the $3.0 million advance to Lancer and accrued interest of $0.1 million.

     On March 12, 1997, the Company used the net proceeds of $47.7 million from the offering of its 11-1/4% Series A Cumulative Exchangeable Preferred Stock to fund a dividend to Lancer. Lancer used the dividend to redeem approximately $47.7 million of its Series C Preferred Stock.

Issuance of Common Stock:

     The Company issued 52,000 additional shares of its common stock on March 31, 1997, 53,000 shares on June 30, 1997, and 280,000 shares on December 31,
1997 to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement (as defined in Item 13).

Item 6.        SELECTED FINANCIAL DATA

     The following selected financial data for the Company for the five years ended December 31, 1997 has been derived from the audited consolidated financial information for the Company for such periods. The following selected financial data should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is qualified in its entirety by reference to, the Consolidated Financial Statements and Notes thereto of the Company and contained elsewhere herein.

                                          Year Ended December 31,
                                 1997     1996      1995     1994     1993
                                 (dollars in thousands, except share data)
Income Statement Data:
Net sales                     $192,281  $195,205  $192,111 $150,689 $124,779
Cost of sales                  157,715   158,668   151,890  123,092  103,603
Selling, general and
administrative expenses         16,989    16,868    14,759   15,924   12,323
Operating income                17,577    19,669    25,462   11,673    8,853
Interest expense                12,676    11,930    12,905   12,377   11,345
Other expense, net                  80        90       127      199      227
Income (loss) before income      4,821     7,649    12,430    (903)  (2,719)
taxes, preferred stock
dividends and discount
accretion, extraordinary
item and cumulative
effect of change in
accounting principle
Provision (benefit) for
income taxes                     2,640     3,730     5,520    (164)    (935)
Income (loss) before             2,181     3,919     6,910    (739)  (1,784)
preferred stock
dividends and discount
accretion and
extraordinary item and
cumulative effect of
change in accounting
principle
Dividends and discount
accretion of cumulative          4,686        --        --       --       --
exchangeable preferred
stock
Extraordinary loss on early         --        --        --       --   (4,455)
extinguishment of debt,
net of tax (1)
Cumulative effect of change
in accounting principle,            --        --        --   (1,554)  (4,625)
net of tax (2)
Net (loss)/income              $(2,505)   $3,919    $6,910  $(2,293)  $(10,864)
Net (loss)/income per  common   $(0.32)    $0.51     $1.15   $(0.77)   $(3.65)
share
Dividend declared per common     $6.50     $2.19        --       --      $0.67
share
Weighted average common      7,871,776 7,726,557 6,018,072 2,976,471  2,976,471
shares outstanding

Balance Sheet Data (at period
end):
Working capital                 $7,824   $12,123   $17,280   $8,348  $18,125
Total assets                   173,212   176,370   183,155  170,581  174,470
Long-term debt (including      114,000   118,000   113,000  115,000  121,444
current maturities)
Stockholder's equity           (52,188)  (4,570)     9,958       45    1,278
(deficit)

Other Data:
EBITDA(3)                      $30,104   $32,016   $36,971  $22,621  $19,475
Depreciation                    11,000    10,830    10,027    9,540    9,242
Amortization(4)                  2,278     2,277     2,245    2,310    2,604
Cash interest expense, net(5)   12,005    11,260    12,269   11,674   10,348
Capital expenditures            10,005     9,986    15,090    9,164    4,145

(1) During 1993, the Company recorded an extraordinary loss of $4.5 million, net of tax, relating to the early extinguishment, and refinancing of, the outstanding debt at June 30, 1993.
(2) During 1993, the Company recorded a one time non-cash charge of $4.6 million, net of tax, relating to the cumulative effect of adopting Statement of Financial Accounting Standards No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions."
  During 1994, the Company recorded a one-time non-cash charge of $1.6 million, net of tax, relating to the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits."
(3) EBITDA represents income (loss) before income taxes, preferred stock dividends and discount accretion, extraordinary item, cumulative effect of a change in accounting principle, interest expense, net, depreciation and amortization. EBITDA is not presented herein as an alternative measure of operating results or cash flow but rather to provide additional information related to debt service capability.
(4) Includes the amortization of deferred financing costs and the amortization of the excess of investment over net assets acquired.
(5) Cash interest expense, net includes interest income, but excludes amortization of deferred financing costs of $0.7 million for fiscal 1997 and fiscal 1996, $0.6 million for fiscal 1995, $0.7 million for fiscal 1994 and $1.0 million for fiscal 1993.

          Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Year 1997 Compared with Fiscal Year 1996

     Net sales for 1997 decreased by $2.9 million, or 1.5%, to $192.3 million compared to $195.2 million in 1996 principally due to weaker demand for the Company's products during the first quarter of 1997 versus the first quarter of 1996.

     Cost of sales for 1997 decreased by $1.0 million, or 0.6%, to $157.7 million, or 82.0% of net sales, compared to $158.7 million, or 81.3% of net sales in 1996. This decrease is primarily due to the decrease in net sales partially offset by increased employment and training costs during the second half of 1997 to meet increased demand (see Item 1, Backlog).

     Selling, general and administrative expenses ("SG&A"), including goodwill amortization, increased to $17.0 million in 1997, compared to $16.9 million in 1996. SG&A expenses for 1997 included $1.1 million primarily related to a consulting agreement with the Company's former Chairman of the Board (see Note 12 to the Company's 1997 Consolidated Financial Statements) and for 1996 included a $0.5 million write-off of a receivable due to a customer's bankruptcy.

     Earnings from operations for 1997 decreased $2.1 million to $17.6 million, compared to $19.7 million in 1996, primarily due to the factors above.

     Interest expense, including amortization of deferred financing costs, was $12.7 million for 1997, compared to $11.9 million for 1996. The principal reason for the increase was higher outstanding debt levels during 1997 due to a $15.0 million increase in debt during December 1996 which was used to fund a $17.0 million dividend to Lancer.

     Income before income taxes and preferred stock dividends and discount accretion was $4.8 million for 1997, compared to $7.6 million for 1996.

     The effective tax rates for 1997 and 1996 were 54.8% and 48.8%, respectively. See the Notes to the Consolidated Financial Statements for a further discussion of income taxes.

     The Company's net loss for 1997 was $2.5 million compared to net income of $3.9 million for 1996. The decrease in net income is due to the factors discussed above and the recognition of $4.7 million for preferred stock dividends and discount accretion. The preferred stock was issued in March 1997 to fund a $47.7 million dividend to Lancer. Lancer used the dividend to redeem approximately $47.7 million of its Series C Preferred Stock.

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


Liquidity and Capital Resources

     On July 7, 1993, the Company completed the sale of $85.0 million of 11-3/8% Senior Subordinated Notes (the "Notes"). The Notes mature on July 1, 2001 and are redeemable at the option of the Company, in whole or in part, on or after July 1, 1998, at certain specified redemption prices. Concurrent with the issuance of the Notes, the Company entered into a loan agreement with a senior lending institution which provides for a revolving credit facility and a term loan. The revolving credit facility matures on July 1, 2001 and the term loan matures on December 31, 2000. The loan agreement was amended in March 1997 in connection with the sale of Series A 11-1/4% Cumulative Exchangeable Preferred Stock (the "Preferred Stock") to allow for the sale of the Preferred Stock and the $47.7 million dividend to Lancer.

     Net cash provided by operating activities was $9.2 million in 1997 compared to $26.6 million in 1996 and $13.9 million in 1995. The decrease in cash flow from operating activities was principally due to an increase of $5.0 million in inventory in 1997 versus a $6.0 million decrease in inventory in 1996. The Company increased inventory at December 31, 1997 to meet the significant increase in the demand for its products (see Item 1, Backlog).

     Capital expenditures totaled $10.0 million, $10.0 million and $15.1 million in 1997, 1996 and 1995, respectively. The level of capital spending during 1995 to 1997 was primarily a result of increased manufacturing requirements due to increased sales volume and increased order backlog.

     Net cash from financing activities was a net usage of $1.5 million and $13.6 million in 1997 and 1996, respectively, and a net source of $0.7 million in 1995. The 1996 net usage funded a portion of the $17.0 million dividend paid to Lancer and the $3.0 million advance made to Lancer in December 1996.

     Under the Tax Sharing Agreement (as defined hereinafter), Lancer made capital contributions to the Company of $2.6 million, $1.6 million, and $2.5 million in 1997, 1996 and 1995, respectively. See Notes to the Consolidated Financial Statements for a further discussion of capital contributions made pursuant to the Tax Sharing Agreement.

Inflation

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

Impact of the Year 2000 Issue

     The Company reviewed and estimated its planned expenditures to become Year 2000 compliant. The Company estimates these costs will not materially affect income over the next two years.

Information Concerning Forward-Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such statements are subject to a number of risks and uncertainties, including among other things, competition, susceptibility, of the Company's business, control of the Company by Lancer Industries Inc., dependence on suppliers, and risks related to unionized employees. Actual results in the future could differ materially from those described in the forward-looking statements as a result of such risk factors. The Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect any future events or circumstances.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Consolidated Financial Statements beginning at page F-1 herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of the Company.


     Name                     Age    Position

     Kenneth A. Burns         45     Chairman of the Board, President
                                     and Chief Executive Officer
     Paul S. Levy             50     Director, Vice President and
                                     Assistant Secretary
     Peter A. Joseph          45     Director, Vice President and
                                     Secretary
     W. B. Lechman            65     Director
     Jess C. Ball             56     Director
     Richard A. Bush          40     Vice President Finance
     James R. Dammon          54     Vice President Engineering
     Mark D. Gustus           38     Vice President Operations
     Michael M. Manty         54     Vice President Human Resources
                                     and Total Quality
     Frederick G. Sharp       43     Vice President Marketing and
                                     Sales

     Mr. Burns was appointed Chairman of the Board effective August 1997. Mr. Burns was named President and Chief Executive Officer effective April 1997. Prior to his appointment, Mr. Burns had been President and Chief Operating Officer of the Company from May 1996 to April 1997. Mr. Burns also served as Vice President Operations from January 1996 to May 1996. From 1987 through July 1995, Mr. Burns served as an executive officer, including Executive Vice President, of Abex/NWL Aerospace and its predecessors.

     Mr. Levy has been Vice President and Assistant Secretary and a Director of the Company since 1989. Mr. Levy has been a General Partner of Joseph Littlejohn & Levy since its inception in 1988. Mr. Levy has served as Chief Executive Officer and Chairman of the Board of Directors of Lancer since July 1989. Mr. Levy is also on the Board of Directors of Freedom Chemical Company, Hayes Wheels International, Inc., and Peregrine Inc.

     Mr. Joseph has been Vice President and Secretary and a Director of the Company since 1989. Mr. Joseph has served as President of Lancer since April 1992 and as Secretary and Director of Lancer since July 1989. Mr. Joseph is also on the Board of Directors of Freedom Chemical Company.

     Mr. Lechman served as Chairman of the Board from October 1994 to July 1997. Prior to his appointment, Mr. Lechman had been President of the Company from 1983 to October 1994 and was Chief Executive Officer from 1989 to October 1994. Mr. Lechman has been a Director of the Company since 1989. Mr. Lechman serves on the Board of Directors of Bank One Lafayette, Lafayette Life Insurance Co., Lafayette Community Foundation, Lafayette Junior Achievement, The Salvation Army and is President Emeritus of the American Gear Manufacturers Association.

     Mr. Ball is currently the President and CEO of Peregrine Inc. Mr. Ball was President and Chief Executive Officer of the Company from October 1994 to May 1996. Mr. Ball has been a Director of the Company since 1991. From December 1991 through September 1994, Mr. Ball was President and Chief Executive Officer of Alford Industries (a company which filed for bankruptcy protection and has been liquidated). From February 1991 through November 1991, Mr. Ball served as President and Chief Executive Officer of Golding Industries, Inc.

     Mr. Bush has been Vice President of Finance of the Company since November 1994. From 1990 to 1994, Mr. Bush was Controller for two different aerospace units of Abex Inc. From 1980 to 1990, Mr. Bush was with Arthur Andersen & Co. in the audit and financial consulting practice.

     Mr. Dammon has been Vice President of Engineering since 1987. Prior to his present position, Mr. Dammon was Director of Engineering, Manager of New Product Development, Manager of Customer Engineering Service and Gear Design Engineer. Mr. Dammon has been with the Company for over 30 years.

     Mr. Gustus has been Vice President of Operations since July 1997. Prior to his present position, Mr. Gustus was Director of Materials and Assembly. Mr. Gustus has been with the Company for over 15 years.

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

     Mr. Sharp was Vice President of Marketing and Sales of the Company from August 1996 to February, 1998. Effective February 6, 1998, Mr. Sharp resigned from the Company. From 1991 to July 1996, Mr. Sharp served as Director of Program Management for United Defense L.P. and its predecessor BMY Combat Systems Division. Prior to 1991, Mr. Sharp held senior level positions with General Electric and NWL Control Systems.

Compensation of Directors

     Messrs. Ball and Lechman each receive an annual fee of $30,000 per year for services as a director. Mr. Ball did not receive any fees during the period October 1994 to December 1996. Mr. Lechman did not receive any fees prior to August 1997. No other director receives any additional compensation for services as a director or for serving on committees of the Board of Directors of the Company or for meeting attendance.


Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth for each of the fiscal years ending December 31, 1997, 1996 and 1995, the compensation paid to or accrued by (i) the Chairman of the Board (the "Chairman") of the Company and (ii) each of the four most highly compensated executive officers other than the Chairman.

                           Summary Compensation Table

          Name and         Annual Compensation       All Other
     Principal Position  Year   Salary  Bonus(1)  Compensation(2)

     W. B. Lechman (3)   1997  $253,860      $--      $31,650
     Chairman of the     1996   256,668   50,000      135,720
     Board               1995   253,891       --      131,363

     Kenneth A. Burns    1997  $250,000  $65,000      $12,900
     Chairman of the     1996   185,279  100,000        3,325
     Board,
     President and Chief
     Executive Officer

     James R. Dammon     1997  $114,000  $30,000       $6,079
     Vice President      1996   114,437   57,000        4,988
     Engineering         1995   110,431   65,467        5,524

     Michael M. Manty    1997  $111,600  $30,000       $6,507
     Vice President      1996   102,257   52,000       24,981
     Human               1995    93,495   94,154        5,234
     Resources and Total
     Quality

     Richard A. Bush     1997  $104,004  $30,000       $6,874
     Vice President      1996   103,537   52,000        5,950
     Finance             1995   100,031   59,300        4,399

     Frederick G. Sharp  1997  $110,000  $30,000       $5,714
     (4)                 1996    40,595   20,296      110,810
     Vice President
     Marketing and Sales

(1) Amounts shown were earned under the Fairfield Manufacturing Company Management Incentive Compensation Plan.

(2) Amounts shown include contributions by the Company to The Savings Plan For Employees of Fairfield Manufacturing Company, Inc. for the benefit of the named executives, imputed income on life insurance provided by the Company, reimbursement of relocation expenses for Mr. Burns, Mr. Manty and Mr. Sharp, a signing bonus for Mr. Sharp, imputed income on an automobile for Mr. Lechman, the purchase of Equity Participation Rights held by Mr. Lechman, and contributions to an insurance company of $110,000 for 1996 and 1995 to fund a supplemental retirement annuity policy for Mr. Lechman.

(3) Mr. Lechman is no longer employed by the Company and as of August 1, 1997 entered into a consulting agreement with the Company (see Note 12 to the Company's 1997 Consolidated Financial Statements).

(4)  Mr. Sharp resigned from the Company effective February 6, 1998.

                               FY- End SAR Values

                      No. of Unexercised      Value of
                        SARs at FY-End       Unexercised
                         Exercisable/      SARs at FY-End
       Name           Unexercisable (1)     Exercisable/
                                            Unexercisable

James R. Dammon            0/10,800              0/0



(1) Equity Participation Rights (the "Rights" issued to participants in the Fairfield Manufacturing Company, Inc. Equity Participation Plan (the "Equity Participation Plan"). Mr. Dammon holds 10,800 Rights, under the Equity Participation Plan, all of which are fully vested. Each Right entitles Mr. Dammon to receive, upon the occurrence of a Trigger Event (as defined in the Equity Participation Plan), an amount in cash equal to the difference between the Fair Market Value of a Right (as of the Trigger Event) and $16.67, the initial value assigned to each Right.

     Pension Plan Table

     The Company maintains the Retirement Plan for Employees of Fairfield Manufacturing Company, Inc., a qualified defined benefit pension plan intended to be qualified under the Internal Revenue Code (the "Pension Plan").

                                        Estimated Annual Benefits for
                                      Years of Benefit Service Indicated(2)



     Remuneration (1)     5      10      15      20      25      30      35
     $100,000        $6,707 $13,414 $20,121 $26,828 $33,535 $40,242 $41,492
     $125,000         8,519  17,039  25,558  34,078  42,597  51,117  52,679
     $150,000 and    10,332  20,664  30,996  41,208  51,660  61,992  63,867
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

(2) At December 31, 1997, Messrs. Burns, Dammon, Manty, Bush, and Sharp had 2, 32, 3, 3 and 1 whole years of credited service, respectively, for purposes of calculating their benefits under the Pension Plan.


Employment, Consulting and Change in Control Agreements

     Effective July 31, 1997, W. B. Lechman resigned as Chairman of the Company's Board of Directors (the "Board") but will continue as a member of the Board. Kenneth A. Burns, President and Chief Executive Officer was appointed as Chairman of the Board upon Mr. Lechman's resignation.

     Effective August 1, 1997, Mr. Lechman entered into a consulting agreement (the "Agreement") with the Company. In consideration for services to be rendered under the Agreement, Mr. Lechman will receive quarterly payments through July 31, 2001 ("the consulting period") totaling $1.0 million. In the event that Mr. Lechman dies prior to the end of the consulting period or is unable to perform the services requested due to mental or physical disabilities, the Company shall pay to his legal representatives or beneficiaries the remaining unpaid balance under the Agreement which would have been due under the agreement had Mr. Lechman continued to provide such services for the term of the Agreement. Due to the provisions of the agreement, the Company has recognized the entire $1.0 million as expense in 1997.

     The Company entered into an employment agreement with Kenneth A. Burns, effective June 1, 1996.

     Mr. Burns' employment agreement provides that he will serve as President and Chief Operating Officer of the Company. The agreement is for a term that expires on June 1, 1998. The agreement provides for Mr. Burns to receive a base salary of $200,000 or such greater amount as may be determined by the Board of Directors of the Company. In addition, Mr. Burns is eligible to participate in any benefit plan that the Company provides to its executives from time to time.

     Mr. Burns' employment agreement contains restrictions on disclosure by him of confidential information and generally restricts his right to compete with the Company during the term of his employment. Mr. Burns' employment pursuant to the agreement is terminable upon his death or disability or by the Company or Mr. Burns for cause (as defined therein) or without cause. Upon Mr. Burns' death or disability prior to June 1, 1998, he or his estate will receive any salary accrued through the termination date. If, prior to June 1, 1998, Mr. Burns' employment is terminated by the Company for cause, or he terminates his employment other than for cause, he will receive his salary accrued through the termination date. In the event Mr. Burns terminates his employment for cause or the Company terminates his employment without cause prior to June 1, 1998, he will be entitled to his base salary through June 1, 1998.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the common stock of the Company by (i) each director of the Company, (ii) the executive officers of the Company listed under the caption "Management" and (iii) each person known by the Company to beneficially own in excess of 5% of the outstanding shares of the Company's common stock as of December 31, 1997.

                               Number       Percent    Number
                                 of            of     of Fully  Percent of
Name                           Shares        shares   Diluted     Fully
                              Owned       Outstand   Shares    Diluted
                                            ing                 Shares

  Lancer Industries Inc.(1) 8,190,000        100%  8,190,000        100%
  450 Lexington Avenue,
  Suite 3350
  New York, New York 10017
Chase Manhattan Bank, as            --  (2)    --         --          --
  Trustee of the Lancer
  Industries Inc. Employee
  Stock Ownership Plan, 1
  Chase Manhattan Plaza,
  New York, New York 10005
Paul S. Levy                        --  (2)     --         --          --
Peter A. Joseph                     --  (2)     --         --          --
W. B. Lechman                       --          --         --          --
Jess C. Ball                        --          --         --          --
Kenneth A. Burns                    --          --         --          --
Richard A. Bush                     --          --         --          --
James R. Dammon                     --          --         --          --
Mark D. Gustus                      --          --         --          --
Michael M. Manty                    --          --         --          --
Frederick G. Sharp                  --          --         --          --
All directors and executive         --          --         --          --
  officers as a group
  (10 persons)

(1) 100% of the capital stock of the Company is owned by Lancer. Lancer has pledged such shares to the lender under the GE Credit Agreement (as defined) as security for the Company's obligations thereunder.

(2) Lancer, which is currently the owner of 100% of the capital stock of the Company, has one class of common stock, Class B Common Stock, with a par value of $478.44 per share. 7.3 shares, or approximately 42.8%, of the Class B Common Stock are held by the ESOP. Messrs. Levy and Joseph are participants in the ESOP. Each of Messrs. Levy and Joseph have sole voting power with respect to approximately 2.7 shares of the Class B Common Stock held by the ESOP; and other participants in the ESOP have sole voting power with respect to approximately 1.81 shares of such stock. Messrs. Levy and Joseph, and in limited circumstances the ESOP trustee, have shared investment power with respect to 7.3 shares of such stock. Messrs. Levy and Joseph have been allocated an aggregate of approximately 5.5 shares, or approximately 32.2%, of the Class B Common Stock held by the ESOP. Each of Messrs. Levy and Joseph disclaim beneficial ownership of any shares of Class B Common Stock held by the ESOP that have been allocated to other parties. In addition, Messrs. Levy and Joseph have the right to purchase approximately 0.26 shares of Class B Common Stock, or approximately 3.0% of Class B Common Stock in the aggregate and directly own approximately 1.37 shares of Class B Common Stock. In addition, certain funds affiliated with Mutual Series Fund Inc. beneficially own the remaining 41% of the Class B Common Stock.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Controlling Stockholders

     The Company is a wholly-owned subsidiary of Lancer. A majority of Lancer's voting stock is owned by the ESOP. Two participants in the ESOP, Messrs. Paul
S. Levy and Peter A. Joseph, collectively have the power to direct the voting of approximately 48.2% of Lancer's common stock. In addition, each of Messrs. Levy and Joseph have the right to purchase an aggregate of approximately 3.0% of Lancer's common stock. As a result, these two participants in the ESOP have the ability to exercise control over the current and future business and affairs of the Company, including the ability to cause or prevent a change of control of the Company, through their ability to elect the Company's Board of Directors and their voting power with respect to actions requiring stockholder approval.

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

Other Arrangements with Lancer

     From time to time, Lancer incurs legal, accounting and miscellaneous other expenses on behalf of the Company. In fiscal 1997, 1996 and 1995, the Company made aggregate payments to Lancer in respect of such expenses incurred by Lancer on the Company's behalf in the amounts of approximately $0.5 million, $0.6 million and $0.6 million, respectively.

     During February 1997, the Company declared a $3.1 million dividend to Lancer. The dividend was used in settlement of $3.0 million advance to Lancer and accrued interest of $0.1 million.

     On March 12, 1997, with the net proceeds from the sale of the Preferred Stock, the Company paid a $47.7 million dividend to Lancer. The dividend was used by Lancer to redeem approximately $47.7 million of its Series C Preferred Stock.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) (1) and (2):

          See Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1.

          (3) The following is a list of exhibits hereto required to be filed by Item 601 of Regulation S-K of the Securities and Exchange Commission:

     Exhibit No.                 Description
     (2) (a) Merger Agreement under the State of Delaware between First Colony Farms, Inc. ("First Colony") and Fairfield Manufacturing Company, Inc. ("Fairfield") dated as of March 24, 1997, incorporated by reference from Exhibit 2(c) to Fairfield's Form S-4 as filed with the Securities and Exchange Commission on April 9, 1997 (the "1997 Form S-4").
     (2) (b) Certificate of Merger, merging First Colony with and into Fairfield, incorporated by reference from exhibit 2(d) to the 1997 Form S-4.
     (3) (a) Restated Certificate of Incorporation of Fairfield, together with the Certificate of Amendment, dated March 7, 1997, and filed on March 11, 1997, incorporated by reference from Exhibit 3(a) to the 1997 Form S-4.
     (3) (b)      By-Laws of Fairfield, incorporated by reference from
                  Exhibit 3(c) to Fairfield's Form 10-K as filed with the Securities and Exchange Commission on March 22, 1995 (the "1994 Form 10-K").
     (4) (a) Indenture, dated as of July 7, 1993, between Fairfield and First Fidelity Bank, National Association, New York, as trustee, incorporated by reference from Exhibit 4(a) to Fairfield's Form 10-Q as filed with the Securities and Exchange Commission on August 16, 1993 (the "Second Quarter 1993 Form 10-Q").
     (4) (b) Supplemental Indenture No. 1, dated as of March 31, 1995, between CAG as successor-in-interest to Fairfield and First Fidelity Bank, National Association, as trustee, incorporated by reference from Exhibit 4(b) to the 1994 Form 10-K.
     (4) (c) Indenture, dated as of March 12, 1997, between Fairfield and United States Trust Company of New York as Trustee, incorporated by reference from Exhibit 4(c) to the 1997 Form S-4.
     (4) (d) Certificate of Designation, dated March 12, 1997, for the Existing Preferred Stock, incorporated by reference from Exhibit 4(d) to the 1997 Form S-4.
     (9)          Voting Trust Agreement

                            Not Applicable.
     (10) (a)     Loan Agreement, dated as of July 7, 1993, among
                  Fairfield, the lenders named therein and General
                  Electric Capital Corporation ("GECC"), as agent,
                  incorporated by reference from Exhibit 10(a) to the
                  Second Quarter 1993 Form 10-Q.
     (10) (b)     Security Agreement, dated as of July 7, 1993, between
                  T-H Licensing, Inc. ("T-H Licensing") and GECC, as
                  agent, incorporated by reference from Exhibit 10(d)
                  to the Second Quarter 1993 Form 10-Q.
     (10) (c)     Stock Pledge Agreement, dated as of July 7, 1993,
                  between Fairfield and GECC, as agent, incorporated by
                  reference from Exhibit 10(e) to the Second Quarter
                  1993 Form 10-Q.
     (10) (d)     Trademark Security Agreement, dated as of July 7,
                  1993, between Fairfield and GECC, as agent,
                  incorporated by reference from Exhibit 10(g) to the
                  Second Quarter 1993 Form 10-Q.
     (10) (e)     Trademark Security Agreement, dated as of July 7,
                  1993, between T-H Licensing and GECC, as agent,
                  incorporated by reference from Exhibit 10(h) to the
                  Second Quarter 1993 Form 10-Q.
     (10) (f)     Patent Security Agreement, dated as of July 7, 1993,
                  between Fairfield  and GECC, as agent, incorporated
                  by reference from Exhibit 10(i) to the Second Quarter
                  1993 Form 10-Q.
     (10) (g)     Patent Security Agreement, dated as of July 7, 1993,
                  between T-H Licensing and GECC, as agent,
                  incorporated by reference from Exhibit 10(j) to the
                  Second Quarter 1993 Form 10-Q.
     (10) (h)     Subsidiary Guaranty, dated as of July 7, 1993,
                  between T-H Licensing and GECC, as agent,
                  incorporated by reference from Exhibit 10(k) to the
                  Second Quarter 1993 Form 10-Q.
     (10) (i)     Mortgage, Assignment of Leases, Rents and Profits,
                  Security Agreement and Fixture Filing, dated as of
                  July 7, 1993, between Fairfield and GECC, as agent,
                  incorporated by reference from Exhibit 10(l) to the
                  Second Quarter 1993 Form 10-Q.
     (10) (j)     Collection Account Agreement, dated as of July 7,
                  1993, among Fairfield and GECC, and acknowledged by
                  Bank One, Lafayette, N.A., incorporated by reference
                  from Exhibit 10(m) to the Second Quarter 1993 Form 10-
                  Q.
     (10) (k)     Used Machinery Account Agreement, dated as of July 7,
                  1993, among Fairfield and GECC, and acknowledged by
                  Bank One, Lafayette, N.A., incorporated by reference
                  from Exhibit 10(n) to the Second Quarter 1993 Form 10-
                  Q.
     (10) (l)     Quitclaim Grant of Security Interest, dated as of
                  July 7, 1993, between Fairfield and GECC, as agent,
                  incorporated by reference from Exhibit 10(o) to the
                  Second Quarter 1993 Form 10-Q.
     (10) (m)     Supplemental Quitclaim Grant of Security Interest
                  (Patents only), dated as of July 7, 1993, between
                  Fairfield and GECC, as agent, incorporated by
                  reference from Exhibit 10(p) to the Second Quarter
                  1993 Form 10-Q.
     (10) (n)     First Amendment to Loan Agreement, dated as of
                  September 30, 1994, among Fairfield, the lenders
                  named therein and GECC, as agent, incorporated by
                  reference from Exhibit 10(q) as filed with the
                  Securities and Exchange Commission on November 14,
                  1994.
     (10) (o)     Second Amendment to Loan Agreement, dated as of March
                  30, 1995, among Fairfield, the lenders named therein
                  and GECC, as agent, incorporated by reference from
                  Exhibit 10(r) to the 1994 Form 10-K.
     (10) (p)     Third Amendment to Loan Agreement, dated as of March
                  31, 1995, among Fairfield, the lenders named therein
                  and GECC, as agent, incorporated by reference from
                  Exhibit 10(s) to the 1994 Form 10-K.
     (10) (q)     First Amendment to Mortgage Assignment of Leases,
                  Rents and Profits, Security Agreement and Fixture
                  Filing, dated as of March 31, 1995, between Fairfield
                  and GECC, as agent,  incorporated by reference from
                  Exhibit 10(t) to the 1994 Form 10-K.
     (10) (r)     Stock Pledge Agreement, dated as of March 31, 1995,
                  between Lancer Industries Inc. ("Lancer") and GECC,
                  as agent, incorporated by reference from Exhibit
                  10(u) to the 1994 Form 10-K.
     (10) (s)     Amended and Restated Security Agreement, dated as of
                  March 31, 1995, between Fairfield and GECC, as agent,
                  incorporated by reference from Exhibit 10(v) to the
                  1994 Form 10-K.
     (10) (t)     The Fairfield Manufacturing Company, Inc. Equity
                  Participation Plan, dated August 21, 1989
                  incorporated by reference from Exhibit 10(x) to
                  Fairfield's Form 10-K as filed with the Securities
                  and Exchange Commission on March 15, 1996 (to the
                  "1995 Form 10-K").
     (10) (u)     The Collective Bargaining Agreement, ratified October
                  28, 1995, between Fairfield and United Auto Workers'
                  Local 2317 incorporated by reference from Exhibit
                  10(y) to the 1995 Form 10-K.
     (10) (v)     The Tax Sharing Agreement, dated as of July 18, 1990,
                  between Fairfield and Lancer, incorporated by
                  reference from Exhibit 10(z) to the 1995 Form 10-K.
     (10) (w)     The Fairfield Manufacturing Company, Inc. (1992)
                  Supplemental Executive Retirement Plan incorporated
                  by reference from Exhibit 10(aa) to the 1995 Form 10-
                  K.
     (10) (x)     Letter Agreement, dated December 29, 1989, granting
                  exclusive license from T-H Licensing to Fairfield
                  incorporated by reference from Exhibit 10(bb) to the
                  1995 Form 10-K.
     (10) (y)     Fourth Amendment to Loan Agreement, dated as of
                  December 5, 1996, among Fairfield, the lenders named
                  therein and GECC, as agent, incorporated by reference
                  from Exhibit 10(cc) to Fairfield's Form 10-K as filed
                  with the Securities and Exchange Commission on
                  February 25, 1997 (the "1996 Form 10-K").
     (10) (z)     Second Amendment to Mortgage Assignment of Leases,
                  Rents and Profits, Security Agreement and Fixture
                  Filing, dated as of December 5, 1996, between
                  Fairfield and GECC, as agent, incorporated by
                  reference from Exhibit 10(dd) to the 1996 Form 10-K.
     (10) (aa)    Fifth Amendment to the Loan Agreement, dated as of
                  February 26, 1997, among Fairfield, the lenders named
                  therein and GECC, as agent, incorporated by reference
                  from Exhibit 10(ee) to the 1997 Form S-4.
     (10) (bb)    The Employment Agreement, dated as of June 1, 1996,
                  between Fairfield and K. A. Burns, incorporated by
                  reference from Exhibit 10(ee) to the 1996 Form 10-K.
     (10) (cc)    Consent and Amendment, dated as of March 27, 1997,
                  among Fairfield and GECC, as sole lender and agent,
                  incorporated by reference from Exhibit 10(gg) to the
                  1997 Form S-4.
     (10) (dd)    Securities Purchase Agreement, dated March 7, 1997,
                  between Fairfield and the Initial Purchaser,
                  incorporated by reference from Exhibit 10(hh) to the
                  1997 Form S-4.
     (10) (ee)    Share Registration Rights Agreement, dated March 12,
                  1997, between Fairfield and the Initial Purchaser,
                  incorporated by reference from Exhibit 10(ii) to the
                  1997 Form S-4.
     (10) (ff)    Consulting Agreement, dated August 1, 1997, between
                  Fairfield and Wolodymyr B. Lechman, incorporated by reference from Exhibit 10(hh) to Fairfield's Form 10-
                  Q as filed with the Securities and Exchange
                  Commission on November 12, 1997.
     (11)         Statement re computation of per share earnings.

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

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.

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

Signature                Title                       Date




/s/ Kenneth A. Burns
Kenneth A. Burns         Chairman of the Board,      March 30, 1998
                         President and Chief Executive Officer




/s/ Paul S. Levy
Paul S. Levy             Director                    March 30, 1998




/s/ Peter A. Joseph
Peter A. Joseph          Director                    March 30, 1998




/s/ W. B. Lechman
W. B. Lechman            Director                    March 30, 1998




/s/ Jess C. Ball
Jess C. Ball             Director                    March 30, 1998

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULE



                                                                   Page

Report of Independent Accountants                                  F - 2

Consolidated Balance Sheets, December 31, 1997 and 1996            F - 3

Consolidated Statements of Operations for the three years          F - 4
     ended December 31, 1997

Consolidated Statements of Stockholder's Equity (Deficit)          F - 5
     for the three years ended December 31, 1997

Consolidated Statements of Cash Flows for the three years          F - 6
     ended December 31, 1997

Notes to Consolidated Financial Statements                         F - 7

Report of Independent Accountants on Consolidated Financial       F - 18
     Statement Schedule

Schedule:

II.       Valuation and Qualifying Accounts and Reserves, for the     F - 19
     three years ended December 31, 1997




                        REPORT OF INDEPENDENT ACCOUNTANTS





Board of Directors and Stockholder of
Fairfield Manufacturing Company, Inc.



We have audited the accompanying consolidated balance sheets of Fairfield Manufacturing Company, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fairfield Manufacturing Company, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.






Coopers & Lybrand L.L.P.



Indianapolis, Indiana
January 30, 1998

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996
                        (In thousands except share data)

                                                           1997       1996
                         ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              $  3,059   $  6,185
Trade receivables, less allowance of $600 in 1997        22,733     24,696
     and in 1996
Inventory                                                23,875     18,918
Prepaid expenses                                          1,048        853
     Total current assets                                50,715     50,652

PROPERTY, PLANT AND EQUIPMENT, NET                       69,227     70,211

OTHER ASSETS:
Excess of investment over net assets acquired, less      50,884     52,491
     accumulated amortization of $13,475 in 1997 and
     $11,868 in 1996
Deferred financing costs, less accumulated
     amortization of $3,026 in 1997 and $2,355 in         2,386      3,016
     1996
     Total other assets                                  53,270     55,507

     Total assets                                      $173,212   $176,370

     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current maturities of long-term debt                   $  4,000   $  3,000
Accounts payable                                         10,896     13,260
Due to parent                                             2,208        287
Accrued liabilities                                      22,987     18,182
Deferred income taxes                                     2,800      3,800
     Total current liabilities                           42,891     38,529

ACCRUED RETIREMENT COSTS                                 15,778     15,423
DEFERRED INCOME TAXES                                     8,881     11,988
LONG-TERM DEBT, NET OF CURRENT MATURITIES               110,000    115,000

CUMULATIVE EXCHANGEABLE PREFERRED STOCK                  47,850         --

STOCKHOLDER'S EQUITY (DEFICIT):
Common stock, par value $.01 per share; 10,000,000           82         78
     shares authorized; 8,190,000 and 7,805,000
     issued and outstanding in 1997 and 1996,
     respectively
Additional paid-in capital                               39,414     36,788
Accumulated deficit                                    (91,684)   (41,436)
     Total stockholder's equity (deficit)              (52,188)    (4,570)

     Total liabilities and stockholder's equity        $173,212   $176,370
     (deficit)


           The accompanying notes to consolidated financial statements are an integral part of these statements.
                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three Years Ended December 31, 1997
                        (In thousands, except share data)

                                             1997     1996      1995

Net sales                               $192,281  $195,205  $192,111
Cost of sales                            157,715   158,668   151,890
Selling, general and administrative
    expenses                              16,989    16,868    14,759

    OPERATING INCOME                      17,577    19,669    25,462

Interest expense, net                     12,676    11,930    12,905
Other expense, net                            80        90       127

INCOME BEFORE INCOME TAXES AND PREFERRED   4,821     7,649    12,430
    STOCK DIVIDENDS AND DISCOUNT
    ACCRETION

Provision for income taxes                 2,640     3,730     5,520

INCOME BEFORE PREFERRED STOCK DIVIDENDS    2,181     3,919     6,910
    AND DISCOUNT ACCRETION

Dividends and discount accretion on
    cumulative exchangeable preferred      4,686        --        --
    stock

NET (LOSS)/INCOME                        $(2,505)   $3,919    $6,910



(LOSS)/INCOME PER SHARE DATA:

    Net (loss)/income per common share   $(0.32)    $0.51     $1.15

    Weighted average common shares     7,871,776 7,726,557 6,018,072
    outstanding

           The accompanying notes to consolidated financial statements are an integral part of these statements.
                      FAIRFIELD MANUFACTURING COMPANY, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                   For the Three Years Ended December 31, 1997
                                 (In thousands)




                                 Common   Additional  Accumulated  Stockholder's
                                  Stock     Paid-In      Deficit       Equity
                                            Capital                   (Deficit)

BALANCE, JANUARY 1, 1995             $30    $32,253   $(32,238)        $45

Contributed capital                   47      2,956          --      3,003

Net income                            --         --       6,910      6,910

BALANCE, DECEMBER 31, 1995            77     35,209    (25,328)      9,958

Contributed capital                    1      1,579          --      1,580

Common stock dividends                --         --    (17,000)   (17,000)

Advance to Parent                     --         --     (3,027)    (3,027)

Net income                            --         --       3,919      3,919

BALANCE, DECEMBER 31, 1996            78      36,788    (41,436)    (4,570)

Contributed capital                    4      2,616          --      2,620

Common stock dividends                --         --    (50,770)   (50,770)

Advance to Parent                     --         --       3,027      3,027

Merger  with First Colony Farms,      --         10          --         10
    Inc.

Net loss                              --         --      (2,505)    (2,505)

BALANCE, DECEMBER 31, 1997           $82     $39,414   $(91,684)  $(52,188)



           The accompanying notes to consolidated financial statements are an integral part of these statements.
                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Years Ended December 31, 1997
                                 (In thousands)
                                                    1997    1996     1995

OPERATING ACTIVITIES:
Net (loss)/income                               $(2,505)   $3,919    $6,910
  Adjustments to reconcile net (loss)/income
    to net cash provided by operating
    activities:
    Depreciation, accretion and amortization      13,427   13,108    12,272
    Deferred income tax benefit                  (4,107)    (170)   (1,178)
    Increase in accrued retirement costs            355       665     2,079
    (Increase) decrease in current assets:
    Trade receivables                             1,963     (368)   (7,886)
    Receivable from parent                           --        --     1,097
    Inventory                                   (4,957)     5,994       681
    Prepaids                                      (195)        44     (434)
    Increase (decrease) in current liabilities:
    Accounts payable                            (1,467)     3,289   (2,418)
    Due to parent                                 1,921     (520)       807
    Accrued liabilities                           4,805       658     1,926

    Net cash provided by operating activities     9,240    26,619    13,856

INVESTING ACTIVITIES:
Additions to plant and equipment, net          (10,902)  (11,165)  (11,645)
    Net cash used by investing activities      (10,902)  (11,165)  (11,645)

FINANCING ACTIVITIES:
Proceeds from additional capital contribution     2,620    1,580      3,003
Payment of dividends                           (47,743) (17,000)         --
Advance to Parent                                    --  (3,027)         --
Proceeds of long-term debt                        9,000   20,000     11,000
Payment of long-term debt                      (13,000) (15,000)   (13,000)
Proceeds of preferred stock offering             50,000       --         --
Payment of preferred stock issuance costs       (2,300)       --         --
Payment of debt issuance costs                     (41)    (146)      (340)

    Net cash (used) provided by financing       (1,464) (13,593)        663
    activities

(DECREASE) INCREASE IN CASH AND CASH            (3,126)    1,861      2,874
    EQUIVALENTS

CASH AND CASH EQUIVALENTS:
Beginning of year                                 6,185    4,324      1,450

End of year                                      $3,059   $6,185     $4,324

Supplemental Disclosures:
Cash paid for:
    Interest                                    $12,135  $11,627    $12,387
    Taxes to parent                              $1,400   $2,450     $1,650
     Non-cash activities:
       Additions to property and equipment excluded amounts due and unpaid at December 31, 1997, 1996 and 1995 of $1,369, $2,266 and $3,445,
       respectively.

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

     Concentration of Credit Risk

     The Company grants credit without collateral to its customers.

     During 1997 and 1996, no single customer accounted for more than 10% of consolidated net sales. Net sales to one customer were $21,109 in 1995. Foreign sales are not material.

     Revenue Recognition

     Sales are recognized at the time of shipment to the customer.

     Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Inventory

     Inventory is valued at the lower of last-in, first-out (LIFO) cost or market.

     Property, Plant and Equipment, Net

     Property, plant and equipment, net are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which are not more than 40 years for buildings and building improvements, 5 to 20 years for machinery and equipment, 2 to 5 years for furniture and office equipment.

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

     Reclassifications

     Certain amounts in the 1995 and 1996 consolidated financial statements and notes to consolidated financial statements have been reclassified to conform with the 1997 presentation.
2.   Inventory

     Inventory at December 31, consists of:

                                            1997      1996

Raw materials                              $3,495   $4,178
Work in process                            11,892    8,070
Finished products                           8,488    7,490

                                           23,875   19,738
Less:  Excess of FIFO cost over LIFO cost      --    (820)

                                          $23,875  $18,918

3.   Property, Plant and Equipment, Net

     Property, plant and equipment, net at December 31, includes the following:

                                           1997       1996

     Land and improvements                $1,256    $1,227
     Buildings and improvements           19,248    18,812
     Machinery and equipment             133,024   122,889
                                         153,528   142,928
     Less:  Accumulated depreciation    (84,301)  (72,717)

                                         $69,227   $70,211

4.   Advance to Parent

     On December 5, 1996, the Company advanced $3,000 to Lancer. This advance was classified as a component of stockholder's equity (deficit) at December 31, 1996, at which date the related accrued interest was $27. During February 1997, the Company declared a dividend $3,070 in settlement of the advance and the accrued interest of $70.

5.   Accrued Liabilities

     Accrued liabilities at December 31, are as follows:

                                                    1997       1996

     Compensation and employee                    $6,610     $5,970
     benefits
     Accrued retirement and                        2,902      3,002
     postemployment costs
     Interest payable                              5,075      5,021
     Other                                         8,400      4,189

                                                 $22,987    $18,182

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

     Net pension cost for years ended December 31, consists of:

                                          1997      1996      1995

  Service cost - benefits earned       $1,445     $1,387    $1,180
        during the period
  Interest cost                         2,911      2,862     2,626
  Actual return on plan assets        (2,109)    (2,043)   (3,061)
  Net amortization and deferral         (387)      (317)       906

  Net pension cost                     $1,860     $1,889    $1,651

     The plan's funded status and amounts included in the December 31 balance sheets based upon actuarial valuations at October 1, 1997 and 1996 are:

                                                          1997      1996
     Actuarial present value of benefit obligation:
       Vested benefits                                $27,526    $27,420
       Nonvested benefits                               2,167      1,984

     Accumulated benefit obligation                    29,693     29,404
     Effect of projected future compensation           13,978     13,568
     increases

     Projected benefit obligation                      43,671     42,972
     Plan assets at fair value                         33,685     31,349

     Projected benefit obligation in excess of plan     9,986     11,623
     assets
     Unrecognized gain                                  1,513         33
     Unrecognized prior service cost                   (1,733)   (1,921)

     Accrued liability included in balance sheet       $9,766     $9,735

     Assumed discount rate                              7.25%      7.25%
     Assumed long-term return on plan assets            8.50%      8.50%

     The Company has a contributory defined contribution savings plan which covers all of its eligible employees. Eligibility in the plan is obtained the month following hire with no minimum age requirement. A participant may make a basic contribution to the plan ranging from 2% to 6% of the participant's salary and a supplemental contribution of 2%, 4%, or 6% of the participant's salary. The Company matches 70% of the participant's basic contribution. Expense recognized each of the years ended December 31, 1997, 1996 and 1995 was $1,347, $1,356 and $1,238, respectively.

     In addition to pension and savings plan benefits, the Company provides limited health care and life insurance benefits for certain retired employees.

     Net periodic postretirement benefit cost for years ended December 31, includes the following components:

                                     1997    1996     1995

     Service cost                    $342    $332    $257
     Interest cost                    646     656     587
     Unrecognized net loss            166     214      78
     Prior service cost              (63)    (63)    (63)

                                   $1,091  $1,139    $859


     The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows at December 31:

                                                           1997      1996
     Actuarial present value of postretirement
     benefit obligation
     Retirees and dependents                             $5,812    $5,817
     Active employees eligible to retire and receive        674       840
     benefits
     Active employees not yet eligible to retire and      2,947     2,939
     receive benefits

     Total accumulated postretirement benefit             9,433     9,596
     obligation
     Unrecognized loss                                  (2,676)   (3,118)
     Unrecognized prior service cost                        251       314

     Accrued postretirement benefit liability            $7,008    $6,792
     included in balance sheet

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for both 1997 and 1996. The health care cost trend rate is not a factor in the calculation of the accumulated postretirement benefit obligation as the plan limits benefits paid to retirees to a lifetime maximum amount per retiree. Claims in excess of this amount are the responsibility of the retiree.

     The Company provides postemployment benefits to certain former and inactive employees. Net periodic postemployment benefit cost for years ended December 31, included the following components:

                                          1997     1996      1995

                 Service Cost             $137     $115      $131
                 Interest Cost             179      157       349

                                          $316     $272      $480

     The recorded liabilities for these postemployment benefits, none of which have been funded, are $1,906 and $1,894 at December 31, 1997 and 1996, respectively.

7.   Income Taxes

     The Company files separate state income tax returns and is included in the consolidated federal income tax return of its parent company, Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its federal income tax liability on a separate return basis. Accordingly, the Company has also calculated its expense equivalent to provision for federal income taxes on a separate return basis.

     The expense equivalent to provision for income taxes in each of the three years in the period ended December 31, consists of:

                                          1997      1996      1995

     Current, principally federal       $5,120    $3,900    $6,698
     Deferred, principally federal     (2,480)     (170)   (1,178)

                                        $2,640    $3,730    $5,520

     The expense equivalent to provision for income taxes for 1997, 1996 and 1995 results principally from current year operating results.

     A reconciliation of the expected expense equivalent to provision for income taxes at the statutory federal income tax rate and the actual tax provision each of the three years ended December 31, is as follows:

                             1997             1996           1995
                        Amount     %    Amount    %       Amount    %

Expected total tax      $1,687   35.0%  $2,677   35.0%    $4,351   35.0%
     provision at
     statutory rate
State taxes, net of        370    7.7      231    3.0        626    5.0
     federal
Non-deductible             555   11.5      555    7.3        555    4.4
     amortization of
     excess of
     investment over
     net assets
     acquired
Other, net                   28   0.6      267    3.5       (12)   (0.0)

                         $2,640  54.8%  $3,730   48.8%    $5,520   44.4%

     Deferred income taxes applicable to temporary differences at December 31, 1997 (net of a $1.6 million reclassification from deferred tax liabilities to currently payable taxes made in conjunction with the filing of the 1996 tax return) and 1996 are as follows:

                                                  1997     1996
Current:
     Inventory basis differenc e              $(5,398)  $(6,317)
     Employee benefits                           1,673     1,288
     Other, net                                    925     1,229
     Total current deferred tax liability,     (2,800)   (3,800)
     net

Long-term:
     Inventory basis difference                   574       626
     Property, plant and equipment basis     (16,242)  (18,952)
     difference
     Employee benefits                          7,472     7,381
     Other, net                                 (685)   (1,043)
     Total long-term deferred tax liability,  (8,881)  (11,988)
     net

     Total deferred tax liability, net      $(11,681) $(15,788)

     Under the Tax Sharing Agreement between the Company and Lancer, the Company is required to pay Lancer an amount equal to the Company's current federal income tax liability calculated on a separate return basis. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Lancer made capital contributions to the Company pursuant to this agreement of $2,620, $1,580, and $2,503 during 1997, 1996 and 1995, respectively. The
     Company issued common stock to Lancer in recognition of these capital contributions (see Note 10).

8.   Long-Term Debt

     Long-term debt consists of the following at December 31:

                                           1997       1996

        Senior Term Credit             $27,000     $33,000
        Senior Revolving Credit          2,000          --
        Senior Subordinated Notes       85,000      85,000
                                       114,000     118,000
        Less current maturities        (4,000)     (3,000)

                                      $110,000    $115,000

     The future maturities of long-term debt as of December 31, 1997 are as follows:

         1998                                      $4,000
         1999                                       7,000
         2000                                      16,000
         2001                                      87,000

                                                 $114,000

     The Company's Senior Subordinated Notes (the "Notes") bear interest at a rate of 11-3/8% and mature on July 1, 2001. The Notes are redeemable at the option of the Company, in whole or in part, on or after July 1998 at certain specified redemption prices.

     Concurrent with the issuance of the Notes, the Company entered into a loan agreement with a senior lending institution which provides for a Revolving Credit Facility and a Term Loan (together, the "Credit Facilities"). The loan agreement was amended during March 1997, to allow the sale of the Preferred Stock (see Note 9) and the $47,700 dividend to Lancer. The Term Loan is payable quarterly through December 2000. The Revolving Credit Facility permits the Company to borrow up to $20,000 subject to borrowing base availability (as defined) and, at the option of the Company (subject to certain conditions), may be increased by an additional $5,000. The Revolving Credit Facility matures on July 1, 2001. Interest under the Credit Facilities is payable at varying rates based on prime or Eurodollar rates. At December 31, 1997, the Eurodollar rate loans ranged from 8.09% to 8.25% resulting in a weighted average rate of 8.17%. The unused Revolving Credit Facility at December 31, 1997, net of $325 of outstanding letters of credit, was $17,675.

     Borrowings under the Credit Facilities are collateralized by substantially all the assets of the Company, including the assignment of all leases and rents and a pledge of the outstanding common stock of the Company. The Credit Facilities and the Notes contain various restrictive covenants that, among other restrictions, require the Company to maintain certain financial ratios. The Credit Facility and the Notes allow the payment of dividends provided certain financial covenants are met.

9.   Sale of Preferred Stock

     On March 12, 1997, the Company completed a private offering of 50,000 shares of 11-1/4% Series A Cumulative Exchangeable Preferred Stock ("Preferred Stock"). Each share has a liquidation preference of one thousand dollars, plus accumulated and unpaid dividends. The Company is required, subject to certain conditions, to redeem all of the Preferred Stock outstanding on March 15, 2009 at a redemption price equal to 100% of the liquidation preference. Dividends are payable semi-annually at an annual rate of 11-1/4%, and may (prior to March 15, 2002) be paid, at the Company's option, either in cash or in additional shares of Preferred Stock.

     The net proceeds from this offering ($47,700) were used to fund a dividend to Lancer, and used by Lancer to redeem approximately $47,700 of its Series C Preferred Stock.

10.  Stockholder's Equity

     Merger

     On March 27, 1997, First Colony Farms, Inc., a Delaware corporation and wholly-owned subsidiary of Lancer ("First Colony"), merged with and into the Company, with the Company being the surviving corporation of the merger. Immediately prior to the merger, First Colony had (i) no known liabilities (including contingent liabilities) and (ii) assets consisting of approximately $10 in cash and certain net operating loss carryforwards.

     Issuance of Common Stock

     The Company issued 52,000 additional shares of its common stock on March 31, 1997, 53,000 shares on June 30, 1997 and 280,000 shares on December 31, 1997, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement and other capital contributions.

     Dividend

     During February 1997, the Company declared a dividend of $3,070 To Lancer.

     On March 12, 1997, the Company, with the approval of its senior lender, declared and paid a dividend of $47,700 to Lancer.

11.  Other Financial Data

     Operating Leases

     The Company is obligated to make payments under noncancellable operating leases expiring at various dates through 2002.

     Future minimum payments by year, and in the aggregate, under operating leases consist of the following at December 31, 1997:

                  Year              Minimum Rental

                  1998                     $405
                  1999                      344
                  2000                      265
                  2001                       15
                  2002                        3

                                         $1,032

     Rental expense for the years ended December 31, 1997, 1996 and 1995 was $447, $446, and $698 respectively.

     Equity Participation Plan

     The Company maintains an Equity Participation Plan (the "Plan") which provides for the award of up to an aggregate of 180,000 Equity Participation Rights ("Rights") to certain current and past officers and key employees. At December 31, 1997, all 180,000 rights were granted and have vested and 117,000 rights were outstanding.

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

     At December 31, 1997, 1996 and 1995 the exercise price exceeds estimated fair market value of the Company's common stock. During 1997, the Company paid $25 to redeem 63,000 rights. No additional compensation was charged to earnings for this plan during 1997, 1996 and 1995.

12.  Related Party

     Effective August 1, 1997, Mr. Lechman, former Chairman of the Board, and Director, entered into a consulting agreement (the "Agreement") with the Company. In consideration for services to be rendered under the Agreement, Mr. Lechman will receive quarterly payments through July 31, 2001 ("the consulting period") totaling $1.0 million. In the event that Mr. Lechman dies prior to the end of the consulting period or is unable to perform the services requested due to mental or physical disabilities, the Company shall pay to his legal representatives or beneficiaries the remaining unpaid balance under the Agreement which would have been due under the agreement had Mr. Lechman continued to provide such services for the term of the Agreement. Due to the provisions of the agreement, the Company has recognized the entire $1.0 million as expense in 1997.


                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Stockholder of
Fairfield Manufacturing Company, Inc.



Our report on the consolidated financial statements of Fairfield Manufacturing Company, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.



Indianapolis, Indiana
January 30, 1998
                      FAIRFIELD MANUFACTURING COMPANY, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   for the three years ended December 31, 1997
                                 (in thousands)


                      Balance at  Charged to  Charged   Deductions  Balance at
       Description    Beginning   Costs and   to other              End of
                      of Period   Expenses    Accounts              Period

     1997
     Allowance for         $600       $32       --         $(32)      $600
     doubtful
     accounts

     1996
     Allowance for         $600      $520       --        $(520)      $600
     doubtful
     accounts

     1995
     Allowance for         $500      $197       --         $(97)      $600
     doubtful
     accounts