Form 10-Q
period 1998-03-31
FAIRFIELD MANUFACTURING CO INC
filed 1998-05-15
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-Q

              [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended:  March 31, 1998

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

               Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998 is as follows:

                        8,263,000 shares of Common Stock

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                                    Form 10-Q

                                 March 31, 1998


PART I -  FINANCIAL INFORMATION

                                                                   Page
                                                                 Number
Item 1 - Financial Statements:

Consolidated Balance Sheets, March 31, 1998 (Unaudited) and           3
     December 31, 1997

Consolidated Statements of Operations for the three months            4
     ended March 31, 1998 and 1997 (Unaudited)

Consolidated Statements of Cash Flows for the three months            5
     ended March 31, 1998 and 1997 (Unaudited)

Consolidated Statement of Stockholder's Equity (Deficit)              6
     for the three months ended March 31, 1998 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)              7-8

Item 2 - Management's Discussion and Analysis of Financial         9-10
     Condition and Results of Operations

PART II - OTHER INFORMATION

Item 5 -  Other Information                                       10-11

Item 6 -  Exhibits and Reports on Form 8-K                           11

SIGNATURE                                                            12

EXHIBIT INDEX                                                     13-16

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                          March 31, 1998    December 31,
                                                                    1997
                                             (Unaudited)
                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents                     $      378        $  3,059
Trade receivables, less allowance of $600         28,759          22,733
     in 1998 and 1997
Inventory                                         27,085          23,875
Prepaid expenses                                   1,143           1,048
     Total current assets                         57,365          50,715

PROPERTY, PLANT AND EQUIPMENT, NET                69,362          69,227

OTHER ASSETS:
Excess of investment over net assets              50,483          50,884
     acquired, less accumulated
     amortization of $13,876 in 1998 and
     13,475 in 1997
Deferred financing costs, less                     2,215           2,386
     accumulated amortization of $3,198
     in 1998 and $3,026 in 1997
     Total other assets                           52,698          53,270

     Total assets                               $179,425        $173,212

     LIABILITIES AND STOCKHOLDER'S EQUITY
                  (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt            $  4,750        $  4,000
Accounts payable                                  12,895          10,896
Due to parent                                      2,808           2,208
Accrued liabilities                               20,320          22,987
Deferred income taxes                              2,800           2,800
     Total current liabilities                    43,573          42,891

ACCRUED RETIREMENT COSTS                          14,752          15,778
DEFERRED INCOME TAXES                              8,721           8,881
LONG-TERM DEBT, NET OF CURRENT                   116,250         110,000
     MATURITIES
11-1/4% CUMULATIVE EXCHANGEABLE                   47,898          47,850
     PREFERRED STOCK

STOCKHOLDER'S EQUITY (DEFICIT):
Common stock: par value $.01 per share,               83              82
     10,000,000 shares authorized,
     8,263,000 and 8,190,000 issued and
     outstanding in 1998 and 1997,
     respectively
Additional paid-in capital                        39,913          39,414
Accumulated deficit                             (91,765)        (91,684)
     Total stockholder's equity                 (51,769)        (52,188)
     (deficit)

     Total liabilities and stockholder's        $179,425        $173,212
     equity (deficit)

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In thousands, except share data)
                                   (Unaudited)

                                           For the        For the
                                            three          three
                                           months          months
                                         ended March    ended March
                                          31, 1998        31, 1997

Net sales                                   $ 55,388        $ 49,235
Cost of sales                                 45,368          39,852
Selling, general and administrative
    expenses                                   4,201           4,218

    OPERATING INCOME                           5,819           5,165

Interest expense, net                          3,303           3,231
Other expense, net                                14              20

INCOME BEFORE INCOME TAXES, PREFERRED          2,502           1,914
    STOCK DIVIDENDS AND DISCOUNT
    ACCRETION

Provision for income taxes                     1,130             940

INCOME BEFORE PREFERRED STOCK DIVIDENDS        1,372             974
    AND DISCOUNT ACCRETION

Preferred stock dividends and discount
    accretion                                  1,453             300

NET INCOME/(LOSS)                              $(81)            $674

INCOME/(LOSS) PER SHARE DATA:
    Net income/(loss) per common share       $(0.01)           $0.09

    Weighted average common shares         8,190,811       7,805,604
    outstanding


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                 For the        For the
                                                  three          three
                                                 months          months
                                                  ended          ended
                                                March 31,       March 31,
                                                  1998               1997

OPERATING ACTIVITIES:
Net income (loss)                                  $(81)            $674
Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
    Depreciation, accretion and amortization       3,423           3,381
    Increase (decrease) in deferred income         (160)              58
    taxes
    Increase (decrease) in accrued retirement    (1,026)           (981)
    costs
    (Increase) decrease in current assets:
    Trade receivables                            (6,026)           (971)
    Inventory                                    (3,210)         (2,319)
    Prepaids                                        (95)              98
    Increase (decrease) in current
    liabilities:
    Accounts payable                               3,122           2,288
    Due to parent                                    600             158
    Accrued liabilities                           (2,667)           (711)

    Net cash (used in) provided by operating
    activities                                   (6,120)           1,675

INVESTING ACTIVITIES:
Additions to plant and equipment, net            (4,061)         (2,752)

    Net cash used in investing activities        (4,061)         (2,752)

FINANCING ACTIVITIES:
Proceeds from additional capital contribution        500             399
Payment of dividends                                  --        (50,770)
Advance to parent                                     --           3,027
Proceeds of long-term debt                         9,000           4,000
Payment of long-term debt                        (2,000)         (7,750)
Proceeds of preferred stock offering                  --          50,000
Payment of preferred stock issuance costs             --         (2,300)

    Net cash (used in) provided by financing
    activities                                     7,500         (3,394)

INCREASE (DECREASE) IN CASH AND CASH             (2,681)         (4,471)
    EQUIVALENTS

CASH AND CASH EQUIVALENTS:
Beginning of period                                3,059           6,185

End of period                                       $378          $1,714

Supplemental Disclosures:
Cash paid for:
    Interest                                      $5,549          $5,581
    Taxes to parent                                  $--            $300
     Non-cash activities:
       Additions to property and equipment excluded amounts due and unpaid at March 31, 1998 and 1997 of $1,123 and $671, respectively.

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                                 (In thousands)
                                   (Unaudited)

                                   Additional                Stock-
                          Common     Paid-in    Accumulat   holder's
                          Stock      Capital       ed        Equity
                                                 Deficit   (Deficit)
Balance, January 1,          $ 82      $39,414  $(91,684)   $(52,188)
     1998
Capital contribution            1          499         --         500
Net loss                       --           --       (81)        (81)
Balance, March 31, 1998      $ 83      $39,913  $(91,765)   $(51,769)






           The accompanying notes to consolidated financial statements are an integral part of these statements.

             FAIRFIELD MANUFACTURING COMPANY, INC.
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   Interim Financial Information:

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-
X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Fairfield Manufacturing Company, Inc.'s ("the Company") financial position, results of operations and cash flows have been included. The results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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

3.   Sale of Preferred Stock:

     On March 12, 1997, the Company completed a private offering of 50,000 shares of 11-1/4% Cumulative Exchangeable Preferred Stock ("Old Preferred Stock"). In July 1997, the Company completed an exchange offer pursuant to which each share of the Old Preferred Stock was exchanged for a new share of 11-1/4% Series A Cumulative Exchangeable Preferred Stock (the "New Preferred Stock"). The terms of the New Preferred Stock are substantially identical to the terms of the Old Preferred Stock, except that the New Preferred Stock is registered under the Securities Act of 1933, as amended. Each share has a liquidation preference of $1,000, plus accumulated and unpaid dividends. The Company is required, subject to certain conditions, to redeem all of the Preferred Stock outstanding on March 15, 2009 at a redemption price equal to 100% of the liquidation preference. Dividends are payable semi-annually at an annual rate of 11-1/4%, and may (prior to March 15, 2002) be paid, at the Company's option, either in cash or in additional shares of Preferred Stock.

     The net proceeds from this offering ($47.7 million) were used to fund a dividend to Lancer, and used by Lancer to redeem approximately $47.7 million of its Series C Preferred Stock.

4.   Inventory:

     Inventory consists of the following:

    (In thousands)                    March 31, 1998     December 31,
                                                                 1997

Raw materials                               $  4,508         $  3,495
Work in process                               12,467           11,892
Finished goods                                10,110            8,488
                                              27,085           23,875
Less: excess of FIFO cost over LIFO cost          --               --
                                           $  27,085         $ 23,875

5.   Income (Loss) per Common Share:

     Net income (loss) per common share is computed by dividing net income
(loss) available to common stockholder by the weighted average number of common shares outstanding during the period, which, for the three months ended March 31, 1998 was 8,190,811 and for March 31, 1997 was 7,805,604. The increase in the weighted average common shares outstanding is due to the Company issuing additional shares of its common stock to Lancer in consideration of certain capital contributions made by Lancer to the Company primarily pursuant to the Tax Sharing Agreement.


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

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
     Net sales for the three months ended March 31, 1998 increased by $6.2 million, or 12.5%, to $55.4 million compared to $49.2 million for the three months ended March 31, 1997. The sales increase for the three months ended March 31, 1998 resulted from increased market demand and new programs won during 1997.

     Cost of sales for the three months ended March 31, 1998 increased by $5.5 million, or 13.8%, to $45.4 million, or 81.9% of net sales, compared to $39.9 million, or 80.9% of net sales, for the three months ended March 31, 1997. The increase resulted primarily from the increase in sales volume.

     Selling, general and administrative expense ("SG&A") was $4.2 million, or 7.6% of net sales, for the three months ended March 31, 1998, compared to $4.2 million, or 8.6% of net sales, for the three months ended March 31, 1997.

     Earnings from operations for the three months ended March 31, 1998 were $5.8 million, or 10.5% of net sales compared to $5.2 million, or 10.5% of net sales compared to the first three months of 1997.

     Interest expense for the first quarter of 1998 and 1997 was $3.3 million and $3.2 million, respectively. Interest expense increased due to a higher average debt balance during the quarter ended March 31, 1998, compared to the first three months of 1997.

     The Company's income before income taxes, preferred stock dividends and discount accretion was $2.5 million for the first quarter of 1998, compared to $1.9 million for the first three months of 1997.

     The Company's net income (loss) was ($0.1) million for the first three months of 1998, as compared to $0.7 million for the first three months of 1997. This reduction resulted from improved results from operations in 1998 offset by $1.2 million more of preferred stock dividends and discount accretion. The preferred stock was outstanding for only 19 days during the same period in the first three months of 1997.

Liquidity and Capital Resources

     The Company's liquidity requirements have been met by funds provided by operations and short-term borrowings under its Credit Facilities.

     Net cash used by operating activities for the three months ended March 31, 1998 was $6.1 million, a decrease of $7.8 million compared with net cash provided by operations of $1.7 million in the comparable 1997 period. The decrease in cash from operations in comparison to the prior year period relates principally to increases in accounts receivable and inventory at March 31, 1998 due to sales volume growth and increased demand, respectively.

     Capital expenditures for various machine tools, equipment and building improvement items totaled $4.1 million and $2.8 million during the first three months of 1998 and 1997, respectively. The capital expenditures for both 1998 and 1997 were principally targeted at increasing capacity and productivity to meet heightened customer demand.

     The Company believes that the amounts available under the existing credit facilities and cash flow from operations will provide adequate liquidity for the foreseeable future.

PART II - OTHER INFORMATION
Item 5.   Other Information

     On March 12, 1997, the Company completed a private offering of 50,000 shares of 11-1/4% Cumulative Exchangeable Preferred Stock ("Old Preferred Stock"). In July 1997, the Company completed an exchange offer pursuant to which each share of the Old Preferred Stock was exchanged for a new share of 11-1/4% Series A Cumulative Exchangeable Preferred Stock (the "New Preferred Stock"). The terms of the New Preferred Stock are substantially identical to the terms of the Old Preferred Stock, except that the New Preferred Stock is registered under the Securities Act of 1933, as amended. The net proceeds from this offering ($47.7 million) were used to fund a dividend to Lancer, and used by Lancer to redeem $47.7 million of its Series C Preferred Stock.

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

     (b)  Reports on Form 8-K
          None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FAIRFIELD MANUFACTURING COMPANY, INC.


Dated: May 15, 1998          By    /s/RICHARD A. BUSH
                               Richard A. Bush
                               Vice President Finance

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