Form 10-K/A
period 1997-12-31
FAIRFIELD MANUFACTURING CO INC
filed 1998-07-30
CIK 904543

WASHINGTON, D.C.  20549

                                   Form 10-K/A

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

                          Annual Report on Form 10-K/A

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
         Index to Consolidated Financial Statements and
         Schedule

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                                   Form 10-K/A
                       Fiscal Year Ended December 31, 1997

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

                                          Year Ended December 31,
                                 1997     1996      1995     1994     1993
                                 (dollars in thousands, except share data)
Income Statement Data:
Net sales                     $192,281 $195,205  $192,111 $150,689  $124,779
Cost of sales                  157,715  158,668   151,890  123,091   103,603
Selling, general and            16,989   16,868    14,759   15,924    12,323
administrative expenses
Operating income                17,577   19,669    25,462   11,673     8,853
Interest expense                12,676   11,930    12,905   12,377    11,345
Other expense, net                  80       90       127      199       227
Income (loss) before income      4,821    7,649    12,430    (903)   (2,719)
taxes, extraordinary
item and cumulative
effect of change in
accounting principle
Provision (benefit) for          2,640    3,730     5,520    (164)     (935)
income taxes
Income (loss) before             2,181    3,919     6,910    (739)   (1,784)
extraordinary item and
cumulative effect of
change in accounting
principle
Extraordinary loss on early         --       --        --       --   (4,455)
extinguishment of debt,
net of tax (1)
Cumulative effect of change         --       --        --  (1,554)   (4,625)
in accounting principle,
net of tax (2)
Net income (loss)               $2,181   $3,919    $6,910 $(2,293) $(10,864)
Dividends and discount         (4,686)       --        --       --        --
accretion of cumulative
exchangeable preferred
stock
Net income  (loss)  available $(2,505)   $3,919    $6,910 $(2,293) $(10,864)
to common stockholder
Net income  (loss) per common  $(0.32)    $0.51     $1.15  $(0.77)   $(3.65)
share
Dividend declared per common     $6.50    $2.19        --       --     $0.67
share
Weighted average common      7,871,776 7,726,557 6,018,072 2,976,471 2,976,471
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

         Income before income taxes was $4.8 million for 1997, compared to $7.6 million for 1996.

     The effective tax rates for 1997 and 1996 were 54.8% and 48.8%, respectively. See the Notes to the Consolidated Financial Statements for a further discussion of income taxes.

         The Company's net income for 1997 was $2.5 million, as compared to $3.9 million for 1996.

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

         Net cash provided by operating activities was $12.1 million in 1997 compared to $26.6 million in 1996 and $13.9 million in 1995. The decrease in cash flow from operating activities was principally due to an increase of $5.0 million in inventory in 1997 versus a $6.0 million decrease in inventory in 1996. The Company increased inventory at December 31, 1997 to meet the significant increase in the demand for its products (see Item 1, Backlog).

     Capital expenditures totaled $10.0 million, $10.0 million and $15.1 million in 1997, 1996 and 1995, respectively. The level of capital spending during 1995 to 1997 was primarily a result of increased manufacturing requirements due to increased sales volume and increased order backlog.

         Net cash from financing activities was a net usage of $4.3 million and $13.6 million in 1997 and 1996, respectively, and a net source of $0.7 million in 1995. The 1996 net usage funded a portion of the $17.0 million dividend paid to Lancer and the $3.0 million advance made to Lancer in December 1996.

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

                           Summary Compensation Table

          Name and         Annual Compensation       All Other
     Principal Position  Year   Salary  Bonus(1)  Compensation(2)

     W. B. Lechman (3)   1997  $253,860      $--      $31,650
     Chairman of the     1996   256,668   50,000      135,720
     Board               1995   253,891       --      131,363

     Kenneth A. Burns    1997  $250,000  $65,000      $12,900
     Chairman of the     1996   185,279  100,000        3,325
     Board,
     President and Chief
     Executive Officer

     James R. Dammon     1997  $114,000  $30,000       $6,079
     Vice President      1996   114,437   57,000        4,988
     Engineering         1995   110,431   65,467        5,524

     Michael M. Manty    1997  $111,600  $30,000       $6,507
     Vice President      1996   102,257   52,000       24,981
     Human               1995    93,495   94,154        5,234
     Resources and Total Quality

     Richard A. Bush     1997  $104,004  $30,000       $6,874
     Vice President      1996   103,537   52,000        5,950
     Finance             1995   100,031   59,300        4,399

     Frederick G. Sharp  1997  $110,000  $30,000       $5,714
     (4) Vice President  1996    40,595   20,296      110,810
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

                                        Estimated Annual Benefits for
                                      Years of Benefit Service Indicated(2)



     Remuneration       5     10       15     20      25      30      35
     (1)
     $100,000        $6,707 $13,414 $20,121 $26,828 $33,535 $40,242 $41,492
     $125,000         8,519  17,039  25,558  34,078  42,597  51,117  52,679
     $150,000 and    10,332  20,664  30,996  41,208  51,660  61,992  63,867
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

                           SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of July, 1998.

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






Coopers & Lybrand L.L.P.



Indianapolis, Indiana
January 30, 1998

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996
                        (In thousands except share data)

                                                         1997        1996
                         ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              $3,059      $6,185
Trade receivables, less allowance of $600 in 1997      22,733      24,696
     and in 1996
Inventory                                              23,875      18,918
Prepaid expenses                                        1,048         853
     Total current assets                              50,715      50,652

PROPERTY, PLANT AND EQUIPMENT, NET                     69,227      70,211

OTHER ASSETS:
Excess of investment over net assets acquired, less    50,884      52,491
     accumulated amortization of $13,475 in 1997 and
     $11,868 in 1996
Deferred financing costs, less accumulated              2,386       3,016
     amortization of $3,026 in 1997 and $2,355 in
     1996
     Total other assets                                53,270      55,507

     Total assets                                    $173,212    $176,370

     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current maturities of long-term debt                   $4,000      $3,000
Accounts payable                                       10,896      13,260
Due to parent                                           2,208         287
Accrued liabilities                                    22,987      18,182
Deferred income taxes                                   2,800       3,800
     Total current liabilities                         42,891      38,529

ACCRUED RETIREMENT COSTS                               15,778      15,423
DEFERRED INCOME TAXES                                   8,881      11,988
LONG-TERM DEBT, NET OF CURRENT MATURITIES             110,000     115,000

CUMULATIVE EXCHANGEABLE PREFERRED STOCK                47,850          --

STOCKHOLDER'S EQUITY (DEFICIT):
Common stock, par value $.01 per share; 10,000,000         82          78
     shares authorized; 8,190,000 and 7,805,000
     issued and outstanding in 1997 and 1996,
     respectively
Additional paid-in capital                             39,414      36,788
Accumulated deficit                                  (91,684)    (41,436)
     Total stockholder's equity (deficit)            (52,188)     (4,570)

     Total liabilities and stockholder's equity      $173,212    $176,370
     (deficit)


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three Years Ended December 31, 1997
                      (In thousands, except per share data)

                                            1997       1996       1995

Net sales                               $192,281   $195,205   $192,111
Cost of sales                            157,714    158,668    151,890
Selling, general and administrative       16,989     16,868     14,759
    expenses

    OPERATING INCOME                      17,577     19,669     25,462

Interest expense, net                     12,676     11,930     12,905
Other expense, net                            80         90        127

INCOME BEFORE INCOME TAXES                 4,821      7,649     12,430

Provision for income taxes                 2,640      3,730      5,520

NET INCOME                                $2,181     $3,919     $6,910


Dividends and discount accretion on     $(4,686)        $--        $--
    cumulative exchangeable preferred
    stock

NET INCOME (LOSS) AVAILABLE TO COMMON   $(2,505)     $3,919     $6,910
    STOCKHOLDER



NET INCOME (LOSS) PER SHARE DATA:

    Net income (loss) per common share   $(0.32)      $0.51      $1.15

    Weighted average common shares     7,871,776  7,726,557  6,018,072
    outstanding


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                   For the Three Years Ended December 31, 1997
                                 (In thousands)




                                 Common Additional Accumulated   Stockholder's
                                  Stock    Paid-In     Deficit       Equity
                                           Capital                  (Deficit)

BALANCE, JANUARY 1, 1995            $30    $32,253   $(32,238)        $45

Contributed capital                  47      2,956         --       3,003

Net income                           --         --      6,910       6,910

BALANCE, DECEMBER 31, 1995           77     35,209   (25,328)       9,958

Contributed capital                   1      1,579         --       1,580

Common stock dividends               --         --   (17,000)    (17,000)

Advance to Parent                    --         --    (3,027)     (3,027)

Net income                           --         --      3,919       3,919

BALANCE, DECEMBER 31, 1996           78     36,788   (41,436)     (4,570)

Contributed capital                   4      2,616         --       2,620

Common stock dividends               --         --   (50,770)    (50,770)

Preferred stock dividend accrual     --         --    (4,536)     (4,536)

Preferred stock discount             --         --      (150)       (150)
    accretion

Advance to Parent                    --         --      3,027       3,027

Merger  with First Colony Farms,     --         10         --          10
    Inc.

Net income                           --         --      2,181       2,181

BALANCE, DECEMBER 31, 1997          $82    $39,414  $(91,684)   $(52,188)



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Years Ended December 31, 1997
                                 (In thousands)
                                                   1997     1996    1995

OPERATING ACTIVITIES:
Net income                                       $2,181   $3,919  $6,910
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                13,277   13,108  12,272
    Deferred income tax benefit                 (4,107)    (170) (1,178)
    Increase in accrued retirement costs            355      665   2,079
    (Increase) decrease in current assets:
    Trade receivables                             1,963    (368) (7,886)
    Receivable from parent                           --       --   1,097
    Inventory                                   (4,957)    5,994     681
    Prepaids                                      (195)       44   (434)
    Increase (decrease) in current
    liabilities:
    Accounts payable                            (1,467)    3,289 (2,418)
    Due to parent                                 1,921    (520)     807
    Accrued liabilities                           3,128      658   1,926

    Net cash provided by operating activities    12,099   26,619  13,856

INVESTING ACTIVITIES:
Additions to plant and equipment, net          (10,902) (11,165) (11,645)

    Net cash used by investing activities      (10,902) (11,165) (11,645)

FINANCING ACTIVITIES:
Proceeds from additional capital contribution     2,620    1,580   3,003
Payment of dividends                           (47,743) (17,000)      --
Advance to Parent                                    --  (3,027)      --
Proceeds of long-term debt                        9,000   20,000  11,000
Payment of long-term debt                      (13,000) (15,000) (13,000)
Proceeds of preferred stock offering             50,000       --      --
Payment of preferred stock issuance costs       (2,300)       --      --
Payment of debt issuance costs                     (41)    (146)   (340)
Payment of preferred stock dividend             (2,859)       --      --

    Net cash (used) provided by financing       (4,323) (13,593)     663
    activities

(DECREASE) INCREASE IN CASH AND CASH            (3,126)    1,861   2,874
    EQUIVALENTS

CASH AND CASH EQUIVALENTS:
Beginning of year                                 6,185    4,324   1,450

End of year                                      $3,059   $6,185  $4,324

Supplemental Disclosures:
Cash paid for:
    Interest                                    $12,135  $11,627 $12,387

    Taxes to parent                              $1,400   $2,450  $1,650
     Non-cash activities:
         Plant and equipment included in accounts payable at December 31, 1997, 1996 and 1995 of $1,369, $2,266 and $3,445, respectively.

         Preferred stock dividend accrued of $1,677 at December 31, 1997.

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     FAIRFIELD MANUFACTURING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

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

2.   Inventory

     Inventory at December 31, consists of:

                                            1997      1996

Raw materials                             $3,495    $4,178
Work in process                           11,892     8,070
Finished products                          8,488     7,490

                                          23,875    19,738

Less:  Excess of FIFO cost over LIFO          --     (820)
     cost

                                         $23,875   $18,918

3.   Property, Plant and Equipment, Net

     Property, plant and equipment, net at December 31, includes the following:

                                            1997      1996

     Land and improvements                $1,256    $1,227
     Buildings and improvements           19,248    18,812
     Machinery and equipment             133,024   122,889
                                         153,528   142,928
     Less:  Accumulated depreciation    (84,301)  (72,717)

                                         $69,227   $70,211

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

     Deferred income taxes applicable to temporary differences at December 31, 1997 (net of a $1.6 million reclassification from deferred tax liabilities to currently payable taxes made in conjunction with the filing of the 1996 tax return) and 1996 are as follows:

                                                 1997      1996
Current:
     Inventory basis difference              $(5,398)  $(6,317)
     Employee benefits                          1,673     1,288
     Other, net                                   925     1,229
     Total current deferred tax liability,    (2,800)   (3,800)
     net

Long-term:
     Inventory basis difference                   574       626
     Property, plant and equipment basis     (16,242)  (18,952)
     difference
     Employee benefits                          7,472     7,381
     Other, net                                 (685)   (1,043)
     Total long-term deferred tax liability,  (8,881)  (11,988)
     net

     Total deferred tax liability, net      $(11,681) $(15,788)

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


Coopers & Lybrand L.L.P.



Indianapolis, Indiana
January 30, 1998

                      FAIRFIELD MANUFACTURING COMPANY, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   for the three years ended December 31, 1997
                                 (in thousands)


                       Balance   Charged  Charged              Balance at
       Description       at         to       to     Deductions   End of
                      Beginning   Costs    other                 Period
                      of Period    and    Accounts
                                 Expenses

     1997
     Allowance for         $600       $32       --      $(32)         $600
     doubtful
     accounts

     1996
     Allowance for         $600      $520       --     $(520)         $600
     doubtful
     accounts

     1995
     Allowance for         $500      $197       --      $(97)         $600
     doubtful
     accounts