Form 10-Q/A
period 1998-03-31
FAIRFIELD MANUFACTURING CO INC
filed 1998-07-30
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   Form 10-Q/A

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

                                   Form 10-Q/A

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

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)

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

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                           For the        For the
                                            three          three
                                           months          months
                                         ended March    ended March
                                          31, 1998        31, 1997

Net sales                                   $ 55,388        $ 49,235
Cost of sales                                 45,368          39,852
Selling, general and administrative
    expenses                                   4,201           4,218

    OPERATING INCOME                           5,819           5,165

Interest expense, net                          3,303           3,231
Other expense, net                                14              20

INCOME BEFORE INCOME TAXES                     2,502           1,914

Provision for income taxes                     1,130             940

NET INCOME                                   $ 1,372            $974


Preferred stock dividends and discount      $(1,453)          $(300)
    accretion

NET INCOME (LOSS) AVAILABLE TO COMMON
    STOCKHOLDER                                $(81)            $674

NET INCOME (LOSS) PER SHARE DATA:
    Net income (loss) per common share -      $(0.01)           $0.09
    basic and diluted

    Weighted average common shares          8,190,811       7,805,604
    outstanding


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                 For the        For the
                                                  three          three
                                                 months          months
                                                  ended          ended
                                                March 31,       March 31,
                                                  1998               1997

OPERATING ACTIVITIES:
Net income                                        $1,372         $   974
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                  3,375           3,374
    Increase (decrease) in deferred income         (160)              58
    taxes
    Increase (decrease) in accrued retirement    (1,026)           (981)
    costs
    (Increase) decrease in current assets:
    Trade receivables                            (6,026)           (971)
    Inventory                                    (3,210)         (2,319)
    Prepaids                                        (95)              98
    Increase (decrease) in current
    liabilities:
    Accounts payable                               3,122           2,288
    Due to parent                                    600             158
    Accrued liabilities                          (1,259)         (1,004)

    Net cash (used in) provided by operating
    activities                                   (3,307)           1,675

INVESTING ACTIVITIES:
Additions to plant and equipment, net            (4,061)         (2,752)

    Net cash used in investing activities        (4,061)         (2,752)

FINANCING ACTIVITIES:
Proceeds from additional capital contribution        500             399
Payment of dividends                                  --        (50,770)
Advance to parent                                     --           3,027
Proceeds of long-term debt                         9,000           4,000
Payment of long-term debt                        (2,000)         (7,750)
Proceeds of preferred stock offering                  --          50,000
Payment of preferred stock issuance costs             --         (2,300)
Payment of preferred stock dividend              (2,813)              --

    Net cash (used in) provided by financing
    activities                                     4,687         (3,394)

INCREASE (DECREASE) IN CASH AND CASH             (2,681)         (4,471)
    EQUIVALENTS

CASH AND CASH EQUIVALENTS:
Beginning of period                                3,059           6,185

End of period                                       $378          $1,714

Supplemental Disclosures:
Cash paid for:
    Interest                                     $ 5,549         $ 5,581
    Taxes to parent                                  $--            $300
     Non-cash activities:
         Plant and equipment included in accounts payable at March 31, 1998 were $246 and $1,595, respectively.
         Preferred stock dividend accrued at March 31, 1998 and 1997 of $1,405 and $293, respectively.

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                 (In thousands)
                                   (Unaudited)

                                   Additional                Stock-
                          Common     Paid-in                 holder's
                          Stock      Capital    Accumulated  Equity
                                                 Deficit   (Deficit)
Balance, January 1, 1998     $ 82      $39,414  $(91,684)   $(52,188)
Capital contribution            1          499         --         500
Preferred stock                --           --    (1,405)     (1,405)
     dividend accrual
Preferred stock                --           --       (48)        (48)
     discount accretion
Net income                     --           --      1,372       1,372
Balance, March 31, 1998      $ 83      $39,913  $(91,765)   $(51,769)






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

4.   Inventory:

     Inventory consists of the following:

    (In thousands)                    March 31, 1998     December 31, 1997

Raw materials                               $  4,508         $  3,495
Work in process                               12,467           11,892
Finished goods                                10,110            8,488
                                              27,085           23,875
Less: excess of FIFO cost over                    --               --
    LIFO cost
                                           $  27,085         $ 23,875

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

         The Company's income before income taxes was $2.5 million for the first quarter of 1998, compared to $1.9 million for the first three months of 1997.


         The Company's net income was $1.4 million for the first three months of 1998, as compared to $1.0 million for the first three months of 1997.

Liquidity and Capital Resources

     The Company's liquidity requirements have been met by funds provided by operations and short-term borrowings under its Credit Facilities.

         Net cash used by operating activities for the three months ended March 31, 1998 was $3.3 million, a decrease of $5.0 million compared with net cash provided by operations of $1.7 million in the comparable 1997 period. The decrease in cash from operations in comparison to the prior year period relates principally to increases in accounts receivable and inventory at March 31, 1998 due to sales volume growth and increased demand, respectively.

         Capital expenditures for various machine tools, equipment and building improvement items totaled $2.9 million and $2.1 million during the first three months of 1998 and 1997, respectively. The capital expenditures for both 1998 and 1997 were principally targeted at increasing capacity and productivity to meet heightened customer demand.

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

                            FAIRFIELD MANUFACTURING COMPANY, INC.


Dated: July 30, 1998     By    /s/RICHARD A. BUSH
                               Richard A. Bush
                               Vice President Finance

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