Form 10-Q
period 1998-06-30
FAIRFIELD MANUFACTURING CO INC
filed 1998-07-31
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-Q

              [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended:  June 30, 1998

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

               Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998 is as follows:

                        8,357,000 shares of Common Stock

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                                    Form 10-Q

                                  June 30, 1998


PART I - FINANCIAL INFORMATION

                                                                   Page
                                                                 Number
Item 1 - Financial Statements:

Consolidated Balance Sheets, June 30, 1998 (Unaudited) and            3
     December 31, 1997

Consolidated Statements of Operations for the three and six           4
     months ended June 30, 1998 and 1997 (Unaudited)

Consolidated Statements of Cash Flows for the six months              5
     ended June 30, 1998 and 1997 (Unaudited)

Consolidated Statement of Stockholder's Equity (Deficit)              6
     for the six months ended June 30, 1998 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)              7-8

Item 2 - Management's Discussion and Analysis of Financial         9-10
     Condition and Results of Operations

PART II - OTHER INFORMATION

Item 5 -  Other Information                                          11

Item 6 -  Exhibits and Reports on Form 8-K                           11

SIGNATURE                                                            12

EXHIBIT INDEX                                                     13-16

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                           June 30, 1998    December 31, 1997
                                             (Unaudited)
                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    $        --        $  3,059
Trade receivables, less allowance of $600         28,810          22,733
     in 1998 and 1997
Inventory                                         26,047          23,875
Prepaid expenses                                     864           1,048
     Total current assets                         55,721          50,715

PROPERTY, PLANT AND EQUIPMENT, NET                69,803          69,227

OTHER ASSETS:
Excess of investment over net assets              50,081          50,884
     acquired, less accumulated
     amortization of $14,278 in 1998 and
     $13,475 in 1997
Deferred financing costs, less                     2,044           2,386
     accumulated amortization of $3,369
     in 1998 and $3,026 in 1997
     Total other assets                           52,125          53,270

     Total assets                               $177,649        $173,212

     LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt            $  5,500        $  4,000
Accounts payable                                  13,293          10,896
Due to parent                                      3,438           2,208
Accrued liabilities                               17,713          22,987
Deferred income taxes                              2,800           2,800
     Total current liabilities                    42,744          42,891

ACCRUED RETIREMENT COSTS                          15,366          15,778
DEFERRED INCOME TAXES                              8,501           8,881
LONG-TERM DEBT, NET OF CURRENT                   113,500         110,000
     MATURITIES
11-1/4% CUMULATIVE EXCHANGEABLE PREFERRED         47,946          47,850
     STOCK

STOCKHOLDER'S EQUITY (DEFICIT):
Common stock: par value $.01 per share,               84              82
     10,000,000 shares authorized,
     8,357,000 and 8,190,000 issued and
     outstanding in 1998 and 1997,
     respectively
Additional paid-in capital                        40,802          39,414
Accumulated deficit                             (91,294)        (91,684)
     Total stockholder's equity                 (50,408)        (52,188)
     (deficit)

     Total liabilities and stockholder's        $177,649        $173,212
     equity (deficit)

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                Three months ended    Six months ended June
                                          June 30,                      30,
                                   1998       1997        1998         1997

Net sales                      $ 56,462   $ 50,754    $111,850     $ 99,989
Cost of sales                    45,537     40,874      90,905       80,726
Selling, general and
     administrative               4,093      4,437       8,294        8,655
     expenses

     OPERATING INCOME             6,832      5,443      12,651       10,608

Interest expense, net             3,314      3,111       6,617        6,342
Other expense, net                   24         26          37           46

INCOME BEFORE INCOME TAXES        3,494      2,306       5,997        4,220

Provision for income taxes        1,570      1,130       2,700        2,070

NET INCOME                       $1,924     $1,176      $3,297       $2,150

Preferred stock dividends
     and discount accretion     (1,454)    (1,463)     (2,907)      (1,763)

NET INCOME (LOSS) AVAILABLE        $470     $(287)        $390         $387
     TO COMMON STOCKHOLDER

NET INCOME (LOSS) PER SHARE
     DATA:
    Net income (loss) per
     common share - basic         $0.06    $(0.04)       $0.05        $0.05
     and diluted

    Weighted average          8,264,033  7,857,582   8,227,624    7,831,593
     common shares
     outstanding

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                 For the        For the
                                                   six            six
                                                 months          months
                                                  ended          ended
                                                June 30,        June 30,
                                                  1998            1997

OPERATING ACTIVITIES:
Net income                                       $ 3,297         $ 2,150
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                  6,754           6,749
    Increase (decrease) in deferred income         (380)               8
    taxes
    Decrease in accrued retirement costs           (413)           (566)
    (Increase) decrease in current assets:
    Trade receivables                            (6,079)             790
    Inventory                                    (2,171)         (2,155)
    Prepaids                                         184             362
    Increase (decrease) in current
    liabilities:
    Accounts payable                               2,255           (392)
    Due to parent                                  1,230              38
    Accrued liabilities                          (5,273)             691

    Net cash (used in) provided by operating
    activities                                     (596)           7,675

INVESTING ACTIVITIES:
Additions to plant and equipment, net            (6,041)         (5,660)

    Net cash used in investing activities        (6,041)         (5,660)

FINANCING ACTIVITIES:
Proceeds from additional capital contribution      1,390             879
Payment of dividends                                  --        (50,770)
Advance to parent                                     --           3,027
Proceeds of long-term debt                        13,000           4,000
Payment of long-term debt                        (8,000)         (8,500)
Proceeds of preferred stock offering                  --          50,000
Payment of preferred stock issuance costs             --         (2,300)
Payment of preferred stock dividend              (2,812)              --

    Net cash provided by (used in) financing       3,578         (3,664)
    activities

DECREASE IN CASH AND CASH EQUIVALENTS            (3,059)         (1,649)

CASH AND CASH EQUIVALENTS:
Beginning of period                                3,059           6,185

End of period                                        $--        $  4,536

Supplemental Disclosures:
Cash paid for:
    Interest                                    $11,071*         $ 6,171
    Taxes to parent                                $200          $ 1,000
     Non-cash activities:
          Plant and equipment included in accounts payable at June 30, 1998 and 1997 were $1,511 and $428, respectively.
       Preferred stock dividends accrued at June 30, 1998 and 1997 were $2,812 and $1,707, respectively.
       * Includes interest payment of $4,834 due July 1, 1998, on Senior Subordinated Notes due 2001.
           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                 (In thousands)
                                   (Unaudited)

                                   Additional                Stock-
                          Common     Paid-in    Accumulat   holder's
                          Stock      Capital       ed        Equity
                                                 Deficit   (Deficit)
Balance, January 1,          $ 82      $39,414  $(91,684)   $(52,188)
     1998
Capital contribution            2        1,388         --       1,390
Preferred stock                --           --       (95)        (95)
     discount accretion
Preferred stock                --           --    (2,812)     (2,812)
     dividend accrual
Net income                     --           --      3,297       3,297
Balance, June 30, 1998       $ 84      $40,802  $(91,294)   $(50,408)

           The accompanying notes to consolidated financial statements are an integral part of this statement.

             FAIRFIELD MANUFACTURING COMPANY, INC.
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   Interim Financial Information:

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-
X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Fairfield Manufacturing Company, Inc.'s ("the Company") financial position, results of operations and cash flows have been included. The results for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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

4.   Inventory:

     Inventory consists of the following:

    (In thousands)                     June 30, 1998     December 31, 1997

Raw materials                               $  4,023         $  3,495
Work in process                               13,533           11,892
Finished goods                                 8,491            8,488
                                              26,047           23,875
Less: excess of FIFO cost over                    --               --
    LIFO cost
                                           $  26,047         $ 23,875

5.   Income per Common Share:

     Net income per common share is computed by dividing net income less the preferred stock dividend requirement by the weighted average number of common shares outstanding during the period, which, for the three and six months ended June 30, 1998 was 8,264,033 and 8,227,624, respectively, and for the three and six months ended June 30, 1997 was 7,857,582 and 7,831,573, respectively. The increase in the weighted average common shares outstanding is due to the Company issuing additional shares of its common stock to Lancer in consideration of certain capital contributions made by Lancer to the Company primarily pursuant to the Tax Sharing Agreement.


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

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net sales for the three months ended June 30, 1998 increased by $5.7 million, or 11.2%, to $56.5 million compared to $50.8 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, the Company's net sales increased by $11.9 million, or 11.9%, to $111.9 million compared to $100.0 million for the six months ended June 30, 1997. The sales increase for the three and six months ended June 30, 1998 resulted from increased market demand and new programs.

     Cost of sales for the three months ended June 30, 1998 were $45.5 million, or 80.7% of net sales, compared to $40.9 million, or 80.5% of net sales, for the three months ended June 30, 1997. For the first half of 1998, cost of sales were $90.9 million, or 81.3% of net sales, compared to $80.7 million, or 80.7% of net sales, for the first half of 1997. The increase in cost of sales resulted primarily from the increase in sales volume.

     Selling, general and administrative expense ("SG&A") was $4.1 million, or 7.2% of net sales, for the three months ended June 30, 1998, compared to $4.4 million, or 8.7% of net sales, for the three months ended June 30, 1997. For the six months ended June 30, 1998, SG&A decreased by $0.4 million, or 4.2%, to $8.3 million, compared to $8.7 million, or 8.7% of net sales, for the six months ended June 30, 1997.

     Earnings from operations for the three months ended June 30, 1998 were $6.8 million, or 12.1% of net sales compared to $5.4 million, or 10.7% of net sales compared to the three months ended June 30, 1997. For the six months ended June 30, 1998 the Company's earnings from operations were $12.7 million, or 11.3% of net sales, compared to $10.6 million, or 10.6% of net sales for the first six months of 1997.

     Interest expense for the second quarter of 1998 and 1997 was $3.3 million and $3.1 million, respectively. For the first half of 1998 and 1997, interest expense was $6.6 million and $6.3 million, respectively. Interest expense increased due to a higher average debt balance during both the three and six months ended June 30, 1998, compared to the same periods in 1997.

     The Company's income before income taxes was $3.5 million for the second quarter of 1998, compared to $2.3 million for the second quarter of 1997. For the six months ended June 30, 1998, the Company's income before income taxes was $6.0 million compared to $4.2 million for the comparable 1997 period.

     The Company's net income was $1.9 million for the second quarter of 1998, as compared to $1.2 million for the second quarter of 1997. For six months ended June 30, 1998, the Company's net income was $3.3 million compared to $2.2 million for the comparable 1997 period.

Liquidity and Capital Resources

     The Company's liquidity requirements have been met by funds provided by operations and short-term borrowings under its Credit Facilities.

     Net cash provided by operations for the six months ended June 30, 1998 was $(.6) million, a decrease of $8.3 million compared with net cash provided by operations of $7.7 million in the comparable 1997 period. The decrease in cash from operations in comparison to the prior year period was due primarily to an increase in accounts receivable from the Company's increased sales level over 1997 and the July 1, $4.8 million interest payment on the senior subordinated notes made in the second quarter of 1998 vs. the third quarter of 1997.

     Capital expenditures for various machine tools, equipment and building improvement items totaled $6.2 million and $3.8 million during the first six months of 1998 and 1997, respectively. The capital expenditures for both 1998 and 1997 were principally targeted at increasing capacity and productivity to meet heightened customer demand.

     The Company believes that the amounts available under the existing credit facilities and cash flow from operations will provide adequate liquidity for the foreseeable future.

PART II - OTHER INFORMATION
Item 5.   Other Information

     Effective April 23, 1998, the Board increased the number of directors from 5 to 7 and elected Horst Sieben and Ranko Cucuz to fill the newly created directorships.

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