Form 10-Q
period 1998-09-30
FAIRFIELD MANUFACTURING CO INC
filed 1998-11-13
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-Q

              [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended:  September 30, 1998

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

               Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998 is as follows:

                        8,407,000 shares of Common Stock

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                                    Form 10-Q

                               September 30, 1998

Part I - FINANCIAL INFORMATION

                                                                 Page
Item 1 -  Financial Statements:

     Consolidated Balance Sheets, September 30, 1998                  3
     (Unaudited) and December 31, 1997

     Consolidated Statements of Operations for the three              4
     and nine months ended September 30, 1998 and 1997
     (Unaudited)

     Consolidated Statements of Cash Flows for the nine               5
     months ended September 30, 1998 and 1997 (Unaudited)

     Consolidated Statement of Stockholder's Equity                   6
     (Deficit) for the nine months ended September 30, 1998
     (Unaudited)

     Notes to Consolidated Financial Statements                     7-9

Item 2 -  Management's Discussion and Analysis of                 10-12
     Financial Condition and
    Results of Operations

Part II - OTHER INFORMATION

Item 5 - Other Information                                           12

Item 6 - Exhibits and Reports on Form 8-K.                           13

SIGNATURE                                                            13

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
                    ($ in thousand except per share amounts)

                                          September 30,    December 31,
                                               1998            1997
                                           (Unaudited)
     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                       $   426       $3,059
Trade receivables, less allowance of $600
     in 1998 and 1997                            27,587       22,733
Inventory                                        28,198       23,875
Prepaid expenses                                    674        1,048
     Total current assets                        56,885       50,715

PROPERTY, PLANT AND EQUIPMENT, NET               68,563       69,227

OTHER ASSETS:
  Excess of investment over net assets
     acquired, less accumulated
     amortization of $14,680 and $13,475
     in 1998 and 1997, respectively              49,679       50,884
  Deferred financing costs, less
     accumulated amortization of $3,698
     and $3,026 in 1998 and 1997,
     respectively                                 1,718        2,386
     Total other assets                          51,397       53,270

     Total assets                              $176,845     $173,212

LIABILITIES AND STOCKHOLDER'S EQUITY
     (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt           $   -          $ 4,000
Accounts payable                                15,742         10,896
Due to parent                                       15          2,208
Accrued liabilities                             20,439         22,987
Deferred income taxes                            2,800          2,800
     Total current liabilities                  38,996         42,891

ACCRUED RETIREMENT COSTS                        15,975         15,778
DEFERRED INCOME TAXES                            8,321          8,881
LONG-TERM DEBT, NET OF CURRENT                 115,500        110,000
     MATURITIES

  11-1/4% CUMULATIVE EXCHANGEABLE PREFERRED
     STOCK                                      47,994         47,850

STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock: par value $.01 per
     share, 10,000,000 shares
     authorized, 8,407,000 and 8,190,000
     issued and outstanding in 1998 and
     1997, respectively                             84             82
Additional paid-in capital                      41,372         39,414
Accumulated deficit                            (91,397)       (91,684)
     Total stockholder's deficit               (49,941)       (52,188)

     Total liabilities and stockholder's       $176,845       $173,212
     deficit


   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands except per share amounts)
                                   (Unaudited)


                                  Three months ended     Nine months ended
                                    September 30,          September 30,
                                   1998        1997       1998       1997

Net sales                        $54,282    $44,880    $166,133   $144,869
Cost of sales                     43,668     38,353     134,574    119,079
   Selling, general and
     administrative expenses       4,540      4,573      12,834     13,228

     OPERATING INCOME              6,074      1,954      18,725     12,562

 Interest expense, net             3,197      3,161       9,814      9,503
Other expense, net                    15         38          52         84

   INCOME (LOSS) BEFORE
     INCOME TAXES                  2,862    (1,245)       8,859      2,975

Provision (benefit) for            1,300      (400)      4,000       1,670
     income taxes

   NET INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM            1,562      (845)      4,859       1,305

Loss on early extinguishment         209         -         209          -
     of debt

NET INCOME (LOSS)                $ 1,353     $(845)     $4,650     $1,305

   Preferred stock dividends
     and discount accretion      (1,452)    (1,471)    (4,359)    (3,234)

   NET INCOME (LOSS)
     AVAILABLE TO COMMON         $  (99)   $(2,316)     $  291   $(1,929)
     STOCKHOLDER


     Earnings per common         $(0.01)    $(0.29)     $ 0.04    $(0.25)
     share

   Weighted average common
     shares outstanding        8,357,543  7,910,000   8,271,407  7,857,920










   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                               For the nine months ended
                                                     September 30,
                                                  1998            1997

OPERATING ACTIVITIES:
Net income                                      $ 4,650         $ 1,305
  Adjustments to net income:
    Depreciation and amortization                10,125          10,127
    Deferred income taxes                         (560)             128
    Loss on early extinguishment of debt            209               -
    Accrued retirement costs                        197              50
    Changes in working capital:
    Trade receivables                           (4,854)           1,519
    Inventory                                   (4,323)         (1,577)
    Prepaids                                        374             208
    Accounts payable                              4,173         (3,380)
    Accrued liabilities                         (3,204)         (1,116)

    Net cash provided by operating activities     6,787           7,264

INVESTING ACTIVITIES:
Additions to plant and equipment, net           (7,074)         (6,934)

    Net cash used in investing activities       (7,074)         (6,934)

FINANCING ACTIVITIES:
Proceeds from additional capital contribution     1,960             679
Payment of dividends                                -          (50,770)
Advance to parent                                   -             3,027
Proceeds from issuance of long-term debt         10,000             -
Repayment of long-term debt                    (10,681)         (5,250)
Net change in revolving credit facility           2,000           3,000
Proceeds of preferred stock offering                -            50,000
Payment of preferred stock issuance costs           -           (2,300)
Payment of preferred stock dividend             (5,625)         (2,859)

    Net cash used in financing activities       (2,346)         (4,473)

CASH AND CASH EQUIVALENTS:
Net decrease                                    (2,633)         (4,143)
Beginning of period                               3,059           6,185
End of period                                   $   426         $ 2,042

Supplemental Disclosures:
    Interest paid                               $11,805         $11,424
    Taxes paid to parent                          4,200           1,400

  Non-cash investing and financing
    activities:
    Additions to plant and equipment included   $   673         $   645
    in accounts payable
    Preferred stock dividends accrued               270             188




   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                                 (In thousands)
                                   (Unaudited)

                                      Additional                 Stock-
                             Common    Paid-in    Accumulated   holder's
                              Stock    Capital     Deficit      Equity
                                                   Deficit    (Deficit)

Balance, January 1, 1998     $  82     $39,414    $(91,684)   $ (52,188)
Capital contribution             2       1,958        -            1,960

  Preferred stock              -          -         (4,219)      (4,219)
     dividends accrued

Preferred stock discount       -          -           (144)        (144)
     accretion

Net income                     -          -           4,650        4,650

Balance, September 30,      $  84    $41,372      $(91,397)   $ (49,941)
     1998











   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Interim Financial Information

     The accompanying consolidated financial statements have been prepared by Fairfield Manufacturing Company, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997.

     In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 1998 and the results of operations and cash flows for the three and nine months then ended. However, interim financial results are not necessarily indicative of the results for a full year. Certain prior year information has been reclassified to conform to current year presentation.

2.   Parent Company of Registrant

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

3.   Sale of Preferred Stock

     On March 12, 1997, the Company completed an offering of 50,000 shares of 11-1/4% Cumulative Exchangeable Preferred Stock ("Old Preferred Stock"). In July 1997, the Company completed an exchange offer pursuant to which each share of the Old Preferred Stock was exchanged for a new share of 11-1/4% Cumulative Exchangeable Preferred Stock (the "New Preferred Stock"). The terms of the New Preferred Stock are substantially identical to the terms of the Old Preferred Stock, except that the New Preferred Stock is registered under the Securities Act of 1933, as amended. Each share of New Preferred Stock has a liquidation preference of $1,000, plus accumulated and unpaid dividends. The Company is required, subject to certain conditions, to redeem all of the Preferred Stock outstanding on March 15, 2009 at a redemption price equal to 100% of the liquidation preference. Dividends are payable semi-annually at an annual rate of 11-1/4%, and may (prior to March 15, 2002) be paid, at the Company's option, either in cash or in additional shares of New Preferred Stock. Since issuance, the Company has paid all semi-annual dividends in cash.

     The net proceeds from this offering ($47.7 million) were used to fund a dividend to Lancer, and used by Lancer to redeem approximately $47.7 million of its Series C Preferred Stock.

4.   Inventory

     Inventory consists of the following (In thousands):
                               December 30,1998  December 31, 1997

Raw materials                            $3,449             $3,495
Work in process                          14,228             11,892
Finished goods                           10,471              8,488
                                         28,198             23,875
Less: excess of FIFO cost over              -                  -
    LIFO cost
                                        $28,198            $23,875

5.   Earnings per Common Share

     Earnings per common share is computed by dividing net income available to common stockholder by the weighted average number of common shares outstanding during the period. Increases in weighted average common shares outstanding are due to the issuance of additional shares to Lancer in consideration of certain capital contributions made to the Company primarily pursuant to the Tax Sharing Agreement.

6.   Debt

     The Company repurchased $8.5 million of its 11 3/8% Senior Subordinated Notes ("Subordinated Notes") during the third quarter on the open market. The loss on early extinguishment of debt represents the write off of related deferred financing charges and premium paid on repurchase, both net of tax. The balance of Subordinated Notes outstanding at September 30, 1998 was $76.5 million.

     On October 12, 1998 the Company completed an amendment to its loan agreement with a senior lending institution. Prior to amendment, the loan agreement provided for a Revolving Credit Facility, due July 1, 2001 and a Term Loan, due in quarterly installments through December 2000. The amendment extended the maturity of the Revolving Credit Facility and the Term Loan to July 1, 2005. As a result of this amendment, current maturities under the Term Loan have been reclassified as long term in the September 30, 1998 balance sheet.

     Additional terms of the amendment include a $10 million increase in the Term Loan and the establishment of a $10 million Debt Repurchase Line to be used for repurchases of the Company's Subordinated Notes. The amendment also makes available to the Company, subject to certain conditions, the option of two $5 million increases to the Revolving Credit Facility. Prior to the amendment only one $5 million option was available.

7.   Related Parties

     Effective August 1, 1997, Mr. Wolodymyr B Lechman, a Director and former President and Chief Executive Officer of the Company, entered into a consulting agreement (the "Agreement") with the Company. In consideration for services to be rendered under the Agreement, Mr. Lechman will receive quarterly payments through July 31, 2001 ("the consulting period") totaling $1.0 million. In the event that Mr. Lechman dies prior to the end of the consulting period or is unable to perform the services requested due to mental or physical disabilities, the Company shall pay to his legal representatives or beneficiaries the remaining unpaid balance under the Agreement which would have been due under the agreement had Mr. Lechman continued to provide such services for the term of the Agreement. Due to the provisions of the agreement, the Company has recognized the entire $1.0 million as expense in the third quarter of 1997.

8.   Subsequent Events

     During October, the Company repurchased an additional $9.4 million of Subordinated Notes primarily using proceeds from the newly established Debt Repurchase Line. In conjunction with these repurchases the Company recorded a loss on early extinguishment of approximately $0.2 million in October. Total repurchases to date have reduced the current outstanding balance of Subordinated Notes to $67.1 million.

     On October 27, 1998 a three year agreement was ratified by the Company's union employees. The Company believes its relations with the union to be satisfactory.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     The Company's net sales for the three months ended September 30, 1998 were $54.3 million, an increase of $9.4 million, or 20.9%, compared to the three months ended September 30, 1997. For the nine months ended September 30, 1998, the Company's net sales were $166.1 million, an increase of $21.3 million, or 14.7%, compared to the same period in 1997. The increase in sales for the three and nine months ended September 30, 1998 resulted from increased market demand for the Company's products.

     Cost of sales for the three months ended September 30, 1998 increased by $5.3 million, to $43.7 million, compared to $38.4 million, for the same period in 1997, but decreased as a percentage to sales to 80.4% compared to 85.5% in 1997. For the first nine months of 1998, cost of sales were $134.6 million, or 81.0% of net sales, compared to $119.1 million, or 82.2% of net sales, for the first nine months of 1997. The increase in cost of sales compared to 1997 periods was primarily a result of increased sales volume for the 1998 periods.

     Selling, general and administrative ("SG&A") expenses were $4.5 million, or 8.4% of net sales, for the three months ended September 30, 1998, compared to $4.6 million, or 10.2% of net sales, in the comparable 1997 period.
     SG&A expense for the three months ended September 30, 1997 included a one-time charge of $1.0 million in connection with a consulting agreement (see note 7 to the financial statements). For the nine months ended September 30, 1998, the SG&A expenses were $12.8 million, or 7.7% of net sales, versus $13.2 million, or 9.1% of net sales for the first nine months of 1997. Excluding the one-time charge in 1997, SG&A for the nine months ended September 30, 1998 increased approximately $0.6 million.

     Earnings from operations for the three months ended September 30, 1998 were $6.1 million, or 11.2% of net sales, compared to $2.0 million, or 4.4% of net sales, for the comparable 1997 period. For the nine months ended September 30, 1998, the Company's earnings from operations were $18.7 million, or 11.3% of net sales, compared to $12.6 million, or 8.7% of net sales for the first nine months of 1997.

     Interest expense in the third quarter of 1998 and 1997 was $3.2 million. For the first nine months of 1998 and 1997, interest expense was $9.8 million and $9.5 million, respectively.

     The Company had net income before income taxes of $2.9 million in the third quarter of 1998 compared to a loss of $1.2 million in the third quarter of 1997. For the nine months ended September 30, 1998, the Company's income before income taxes was $8.9 million compared to $3.0 million for the comparable 1997 period.

     The Company's net income was $1.4 million for the third quarter of 1998 compared to a loss of $0.8 million for the third quarter of 1997. The Company recorded a loss on early extinguishment of debt in the third quarter of 1998 of $0.2 million (see Note 6 to the financial statements). For the first nine months of 1998, net income was $4.7 million compared to $1.3 million for the first nine months of 1997.

     Net income available to common stockholder was $0.3 million for the nine months ended September 30, 1998 compared to a net loss available to common stockholder of $1.9 million for the same period in 1997. For the third quarter the net loss available to common stockholder was $0.1 and $2.3 in 1998 and 1997, respectively.

     Liquidity and Capital Resources

     The Company uses funds provided by operations and short-term borrowings under its Revolving Credit Facility to meet liquidity requirements. Net cash provided by operations for the nine months ended September 30, 1998 was $6.8 million, a slight decrease of $0.5 million compared with net cash provided by operations of $7.3 million in the comparable 1997 period. Working capital increased to $17.9 million from $7.8 million at December 31, 1997. The increase was primarily due to increases in accounts receivable and inventory in conjunction with higher sales levels and a decrease in current maturities of long term debt due to the amendment of the Company's loan agreement (see Note 6 to the consolidated financial statements and discussion below).

     Capital expenditures for various machine tools, equipment and building improvement items totaled $7.7 million and $7.6 million during the first nine months of 1998 and 1997, respectively, of which $0.7 million and $0.6 million in 1998 and 1997, respectively, was funded by an increase in accounts payable. Capital expenditures for both 1998 and 1997 have been primarily for increased capacity and productivity to support increased sales demand.

     As discussed in Note 6 to the consolidated financial statements the Company completed an amendment to its loan agreement with a senior lending institution in October 1998. Prior to amendment, the loan agreement provided for a Revolving Credit Facility, due July 1, 2001 and a Term Loan, due in quarterly installments through December 2000. The amendment extended the maturity of the Revolving Credit Facility and the Term Loan to July 1, 2005.

     The loan agreement as amended provides for a $20 million Revolving Credit Facility, a $35 million Term Loan, and a $10 million Debt Repurchase Line to be used for repurchases of the Company's 11 3/8% Senior Subordinated Notes. At October 31, 1998 the Company has approximately $16 million available under the Revolving Credit Facility and $1 million available under the Debt Repurchase Line. The Company additionally has the option to exercise two $5 million increases (subject to certain conditions) to the Revolving Credit Facility.

     Management expects that the Company's planned capital requirements for the remainder of 1998, which consist of capital expenditures and interest on long term debt, will be funded by cash flows from operations. As discussed above, the Company has available credit facilities that can be utilized to meet additional liquidity needs.

     Year 2000
     During 1997 the Company began the process of assessing the magnitude of the year 2000 ("Y2K") on the Company's primary computer systems ("Business System"). Upon completing the assessment of the Business System, a plan was established to modify, upgrade, or replace non compliant hardware and software applications with a target completion date of March 1999 for all "critical" applications and continuing through 1999 for "non-critical" applications. The Company is currently on schedule with regard to critical applications. Testing is being performed on an ongoing basis upon completion of an application and is expected to continue throughout 1999. The Company has not developed a comprehensive contingency plan with regard to the Business System as all critical applications are expected to be Y2K ready. If progress toward Y2K readiness deviates from the anticipated time line or the Company identifies significant additional risks, appropriate contingency plans will be developed at that time.

     Several types of systems and equipment (phones, facilities, manufacturing equipment, etc. - collectively "non-IT systems") that are not typically thought of as computer systems contain imbedded hardware or software that may have a time element. The Company is in the process of gathering data with regard to non-IT systems for use in assessing the potential impact of Y2K on these systems. As information is still being gathered the Company does not have a contingency plan in place with regard to non-IT systems.

     The Company is primarily utilizing internal IT resources with the additional assistance of contract programmers who are familiar with the software. It is currently estimated that the total cost associated with required modifications for both the Business System and non IT systems to become Y2K ready will be approximately $350 thousand to $450 thousand, of which approximately $100 thousand has been spent. These costs are being expensed as incurred and are being funded from existing operating budgets.

     The Company relies on third party suppliers for raw materials, water, utilities, transportation, and other key services. Interruption of supplier operations due to Y2K issues could affect the Company's operations. Efforts have recently been initiated to evaluate the status of supplier's progress toward Y2K compliance. These efforts include a survey of the Company's top 25 suppliers, determination of potential alternative suppliers, and development of contingency requirements. These activities, while a means of risk management, cannot eliminate the potential for disruption of the Company's operations due to third party failure.

     The failure to correct a material Y2K problem in the Company's critical Business System applications and non-IT systems, could result in an interruption in, or failure of certain normal business activities or operations. Such interruptions or failures could have a material adverse impact on the Company's results of operations, cash flows, and financial condition.

     The above discussion of Y2K and its potential impact on the Company contains forward looking statements that are based on management's best estimates of future events. Specific factors that could effect the actual outcome of these estimates and conclusions include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose operations impact the Company, and other similar uncertainties.

PART II - OTHER INFORMATION

Item 5.   Other Information

     Effective August 12, 1998, Mr. Kenneth A. Burns resigned as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Stephen
     K. Clough was appointed President and Chief Executive Officer by the Company's Board of Directors ("Board"). Additionally, Mr. Clough was elected to the Board and Mr. Paul S. Levy was elected as Chairman of the Board, both on August 12, 1998.

     On August 12, 1998 the Board increased the number of Board seats from seven directors to eight and Mr. Andrew Heyer was elected as a director of the Company effective August 12, 1998. Mr. Horst O. Sieben and Mr. Ranko Cucuz resigned as directors of the Company effective September 4, 1998, and October 20, 1998, respectively.

Item 6.   Exhibits and Reports on Form 8K

     (a)  Exhibit No.         Description

          (10)(gg) Sixth Amendment to the Loan Agreement, dated as of October 12, 1998, among Fairfield Manufacturing Company, Inc. ("Fairfield"), the lenders named therein, and General Electric Capital Corporation ("GECC"), as agent.

          (10)(hh) Third Amendment to Mortgage Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of October 12, 1998 between Fairfield and GECC, as agent.

          (10)(ii) Employment Agreement dated as of August 4, 1998, between Fairfield and S. K. Clough.

          (27)           Financial Data Schedule

     (a) On August 18, 1998, the Company filed a Form 8-K reporting the resignation of the Company's President and Chief Executive Officer. Mr. Stephen K. Clough was appointed President and Chief Executive Officer by the Company's Board of Directors at the Board meeting on August 12, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FAIRFIELD MANUFACTURING
                                        COMPANY, INC.


Dated: November 13, 1998                     By:  /s/  RICHARD A. BUSH
                                             Richard A. Bush
                                             Vice President Finance