Form 10-K
period 1998-12-31
FAIRFIELD MANUFACTURING CO INC
filed 1999-02-24
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-K

            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended:  December 31, 1998

                                       OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

                         Commission File No.:  33-62598


                          Fairfield Manufacturing Company, Inc.
             (Exact name of Registrant as specified in its charter)


          Delaware                      63-0500160
  (State of incorporation)        (I.R.S. Employer Identification No.)


U. S. 52 South, Lafayette, IN             47905
(Address of principal executive offices)(Zip Code)

     Registrant's telephone number, including area code:  (765) 474-3474

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
   $67,150,000 11-3/8% Senior Subordinated Notes
   $50,000,000 11-1/4% Series A Cumulative Exchangeable Preferred Stock


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X             No

At December 31, 1998 there were 8,480,000 shares of the Company's Common Stock issued and outstanding.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                           Annual Report on Form 10-K

                                December 31, 1998

                                Table of Contents

  Item                                                       Page
 Number                                                     Number
                              PART I
   1     Business                                             1
   2     Properties                                           6
   3     Legal Proceedings                                    6
   4     Submission of Matters to a Vote of Security          6
           Holders

                             PART II
   5     Market for the Registrant's Common Equity and
           Related Stockholder Matters                        7
   6     Selected Financial Data                              8
   7     Management's Discussion and Analysis of
           Financial Condition and Results of Operations      9
   8     Financial Statements and Supplementary Data          13
   9     Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure             13

                             PART III
   10    Directors and Executive Officers of the              14
           Registrant
   11    Executive Compensation                               16
   12    Security Ownership of Certain Beneficial Owners      19
           and Management
   13    Certain Relationships and Related Transactions       20

                             PART IV
   14    Exhibits, Financial Statement Schedules, and         21
         Reports on Form 8-K

         Signatures                                           26
         Index to Consolidated Financial Statements and
           Financial Statement Schedule                      F-1

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                                    Form 10-K
                       Fiscal Year Ended December 31, 1998

                                     PART I


Item 1.   BUSINESS

General

Fairfield Manufacturing Company, Inc. (the "Company") believes that it is the leading independent manufacturer (based on sales) of high precision custom gears and assemblies and planetary gear systems in North America, with an estimated market share in each of the custom gear and planetary gear system markets of more than two times that of its nearest competitors. The majority of the Company's custom gears and assemblies and planetary gear systems are used by original equipment manufacturers ("OEMs") as components in various kinds of heavy mobile equipment. The Company's customers include many industry leaders. For the year ended December 31, 1998, the Company had net sales of $220.3 million and EBIDTA (as defined) of $37.1 million.

Custom gears and assemblies accounted for $118.5 million (or 53.8%) of the Company's 1998 net sales. Custom gears are components of larger systems such as axles, drive differentials and transmission units and are generally produced by the Company for large OEMs. Custom assemblies are differentials, wheel drives, power transmissions and conveyer/tram drives that are generally produced as a complete unit. The Company's custom gear and assembly customers consist primarily of OEMs of rail, mining, agricultural, industrial, construction and materials-handling equipment. The Company is the sole independent supplier of selected gear products for many of these OEMs.

Planetary gear systems, which accounted for $101.8 million (or 46.2%) of the Company's 1998 net sales, are integrated, self-contained power transmission and torque conversion systems that provide propulsion, swing and/or rotation to wheels, axles and other components in applications where the use of axles would otherwise present design difficulties. The Company markets its planetary gear systems under its Torque-Hub name ("Torque-Hub"). The Company believes that, as a result of the performance history and reputation for quality of the Company's Torque-Hub products, the Torque-Hub name has become closely identified with planetary gear systems. Customers for the Company's Torque-Hub products include OEMs of access platform, road rehabilitation, construction, forestry and agricultural equipment.

The Company has been granted "preferred supplier" status by a majority of our customers based on our ability to meet their business requirements. The
Company has also been certified as meeting "ISO-9001" standards, which are increasingly being used by OEMs in lieu of individual certification procedures. In addition, the Company has been certified as meeting "QS-9000" standards, which became the standard level of certification required by automotive OEMs in 1998. The Company believes that certification provides it with a competitive advantage because a number of OEMs require certification as a condition to doing business.

The Company believes that its strong market position in the custom gear and planetary gear systems markets is the result of its (i) breadth and quality of product offerings, (ii) longstanding relationships (in many cases of 20 years or more) with its major custom gear and planetary gear system customers, (iii) state-of-the-art engineering and manufacturing technology, including in-house heat treating facilities, computer-aided design and manufacturing systems and computer numerically-controlled machine tools and gear grinders, (iv) cost competitiveness, (v) experienced engineering staff, which together with the Company's sales force, work closely with customers in designing and developing products to meet customers' needs and (vi) stable, knowledgeable sales force, many of whose members have engineering degrees and have worked with the same customers for many years. In addition, the Company believes that its management team, which has an average of over 20 years of experience in general manufacturing, will be instrumental in further strengthening the Company's market position.

The Company was founded in 1919 as a manufacturer of custom gear products and was family-owned until 1977. At that time, the Company was purchased by Rexnord Corporation, which subsequently sold the Company in 1987 to Neoax Inc. Lancer Industries Inc. ("Lancer") purchased the Company in 1989. The Company's principal executive offices are located at U.S. 52 South, Lafayette, Indiana 47905. The Company's telephone number is (765) 474-3474.

Products

Custom Products. Custom gears and assemblies accounted for approximately $118.5, $107.1 and $112.3 million of the Company's net sales in 1998, 1997 and 1996, respectively. The Company manufactures a wide variety of custom gears, ranging in type (e.g. helical, spiral bevel, spur and HYPOID) and size (from one inch to five feet in diameter), and has manufacturing capabilities which the Company believes are the broadest in the custom gear business. The Company manufactures custom gears and assemblies to customers' specifications, which are often developed by or with the assistance of the Company. Our custom gears and assemblies are used in a wide variety of applications and markets, ranging from off-highway heavy equipment to high speed precision gears for industrial purposes.

Historically, the Company has focused on severe application custom business. These custom products, which are design and engineering intensive, are used in rail, mining, agricultural, construction, materials-handling and other equipment demanding a high degree of product quality and reliability. Many customers in these markets do not have the necessary engineering and/or manufacturing facilities, and/or personnel to design and manufacture their gear requirements in-house. In addition, the trend among OEMs to focus on their core competencies (final assembly and system integration) rather than produce gears and gear related assemblies in-house appears to be continuing.

Torque-Hub Products. Torque-Hub products accounted for approximately $101.8, $85.2 and $82.9 million of the Company's net sales in 1998, 1997 and 1996, respectively. The Company believes that the Torque-Hub name has become closely identified with planetary gear systems, which provide drive, swing, and/or rotation to the equipment in which they are used and are primarily employed in cases where the use of axles present design difficulties. The Company produces a broad line of planetary gear systems under its Torque-Hub trade name, including wheel drives (used to propel off-highway equipment), shaft outputs (used to power remote in-plant machinery like mixers as well as mobile aerial lifts and cranes) and spindle outputs (which power the drive wheels of vehicles with small diameter wheels such as small lift trucks and mowers).

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

Marketing and Distribution

The Company's customers are almost exclusively OEMs and include many industry leaders with whom the Company has had relationships of 20 years or more. Sales to General Electric accounted for approximately 10.6% of the Company's net sales in 1998. No customer accounted for more than 10% of total net sales in 1997 or 1996.

The Company has been granted "preferred supplier" status by a majority of  our
customers based on our ability to meet their business requirements.   The
Company has also been certified as meeting "ISO-9001" standards, which are increasingly being used by OEMs in lieu of individual certification procedures. In addition, the Company has been certified as meeting "QS-9000" standards, which became the level of certification required by automotive OEMs in 1998.
The Company believes that certification provides it with a competitive advantage because a number of OEMs require certification as a condition to doing business.

The Company believes its stable, experienced sales force is a primary reason for the Company's success in maintaining customer loyalty and building new customer relationships. The Company's sales department is organized geographically and consists primarily of sales engineers, who have an average of over 14 years of experience with the Company and many of whom have worked with the same customers for many years. In addition, each sales engineer has substantial expertise concerning the Company's products and product applications. Application engineers work closely with the Company's sales department and provide customers with guidance concerning product applications and specific design problems. By becoming a part of the customer's purchasing and design decisions, the Company has developed close working relationships with many of its customers. Customer loyalty to the Company is further enhanced by the development, tooling and production costs associated with changing gear sources, as such costs are typically borne by the customer.

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

International sales, principally Canada, accounted for approximately $16.2, $13.3 and $11.3 million of the Company's net sales in 1998, 1997 and 1996, respectively.

Design and Manufacturing

The Company believes that its state-of-the-art technology and experienced engineering staff provide it with a competitive advantage and are major factors behind the Company's strong market position.

The Company has selectively invested in state-of-the-art manufacturing technology in recent years to improve product quality and price competitiveness, and to reduce lead time. The Company's manufacturing technology includes the latest computer-aided design and manufacturing (CAD/CAM) systems, and over 150 computer numerically controlled (CNC) lathes, machine tools and gear grinders.

The Company's engineering department consists of over 65 engineers and technicians, including specialists in product, tool, manufacturing, and industrial engineering. In addition, the Company has a metallurgy laboratory which determines the appropriate metallurgy for a specific gear application. These engineering groups, with their distinct specialties, work together as a team to develop solutions to specific customer requirements. These capabilities enable the Company to service clients who demand high quality, creative solutions to their product needs.

The Company's engineers and designers are skilled in the use of, and have available, certain of the latest tools and techniques to create cost efficient designs. Procedures such as finite element analysis are routinely used by the Company's engineers and designers to optimize material content and insure functional reliability of components designed. This type of analysis and simulation allows many aspects of a design to be evaluated prior to production, resulting in lower tooling costs, reduced testing requirements and quicker time to market. In addition, the Company's CNC gear cutting machines allow for many different styles and sizes of gears to be run quickly in small lot sizes with a high degree of accuracy.

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

Materials and Supply Arrangements

The Company generally manufactures its custom and Torque-Hub products to its customers' specifications and, as a result, does not generally contract for or maintain substantial inventory in raw materials or components. The Company purchases its three principal raw material needs (steel forgings, steel bars and castings) on a spot basis based on specific customer orders. Raw material purchases from one supplier represented approximately 13.9% of raw material purchases in 1998 and 1997. During 1996 purchases from a single supplier did not exceed 10% of raw material purchases. Alternative sources are available to fulfill each of the Company's major raw material requirements. The Company has never experienced a delay in production as a result of a supply shortage of a major raw material.

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

Employees

At December 31, 1998, the Company had 1,322 employees, of whom approximately 92% were employed in manufacturing. The Company's production and maintenance employees, representing approximately 84% of the Company's employees, became members of the United Auto Workers (UAW) union in October 1994. In October 1998 a new three labor year agreement was ratified by the Company's union employees. The Company considers its relations with its employees to be satisfactory.

Backlog

The Company had total order backlog of approximately $121.2 and $110.8 million as of December 31, 1998 and 1997, respectively, for shipments due to be delivered by the Company for the six-month period following such dates. The increase in backlog is primarily attributable to increased market demand for the Company's products.

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

Recent Developments

During the second half of 1998, the Company took advantage of the depressed high yield bond market and repurchased $17.9 million of Senior Subordinated Notes ("Notes") on the open market. While the Company recorded an extraordinary loss (approximately $0.4 million net of tax) related to deferred financing and premiums paid on repurchase, the repurchases were made at prices significantly below the call premium.

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

Intellectual Property

The trade names Torque-Hub and Torque II are registered trademarks. The Company's planetary gear systems are sold under the Torque-Hub trade name. The Company, directly and through its wholly-owned subsidiary, T-H Licensing, Inc., owns numerous patents worldwide. None of such patents is individually considered material to the Company's business.

Item 2.PROPERTIES

The Company owns and operates a single facility in Lafayette, Indiana consisting of 39 acres of land, approximately 540,000 square feet of manufacturing space and approximately 60,000 square feet of office space. The Lafayette facility is well maintained and is in good condition.

Item 3.LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to the conduct of its business, much of which is covered by insurance and none of which is expected to have a material adverse effect on the Company.

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II


Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is currently no established public trading market for the Company's common stock which is wholly owned by Lancer.

Dividends

During February 1997, the Company declared a $3.1 million dividend to Lancer. The dividend was used to repay a $3.0 million advance to Lancer and accrued interest of $0.1 million.

On March 12, 1997, the Company used the net proceeds of $47.7 million from the offering of its 11-1/4% Series A Cumulative Exchangeable Preferred Stock to fund a dividend to Lancer. Lancer used the dividend to redeem approximately $47.7 million of its Series C Preferred Stock.

Issuance of Common Stock

The Company issued 73,000, 94,000, 50,000, and 73,000 additional shares of its common stock on March 31, June 30, September 30, and December 31, 1998, respectively, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement (as defined in Item 13) and other capital contributions.

The Company issued 52,000, 53,000 and 280,000 additional shares of its common stock on March 31, June 30, and December 31, 1997, respectively, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the Company for the five years ended December 31, 1998 has been derived from the audited consolidated financial information for the Company for such periods. The following selected financial data should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is qualified in its entirety by reference to, the Consolidated Financial Statements and Notes thereto of the Company contained in Item 8 to this Form 10-K.



($ in millions)                       Year Ended December 31,
                                 1998     1997      1996      1995     1994
Income Statement Data:
Net sales                       $220.3    $192.3    $195.2    $192.1   $150.7
Cost of sales                    178.9     157.7     158.6     151.9    123.1
Selling, general and
administrative expenses           16.8      17.0      16.9      14.7     15.9
Operating income                  24.6      17.6      19.7      25.5     11.7
Interest expense, net             12.7      12.7      11.9      12.9     12.4
Net income (loss) (1)              6.1       2.2       3.9       6.9     (2.3)
Preferred stock dividends
and discount accretion            (5.8)     (4.7)      --         --      --
Net income (loss)
available to                       0.3      (2.5)     3.9        6.9     (2.3)
 common stockholder


Balance Sheet Data:
Working capital                  $15.9      $7.8    $12.1      $17.3     $8.3
Total assets                     175.1     173.2    176.4      183.2    170.6
Total debt (2)                   112.2     114.0    118.0      113.0    115.0
Long-term obligations (3)        160.2     157.9    115.0      110.0    111.5
Stockholder's equity             (49.0)    (52.2)    (4.6)      10.0      0.0
(deficit)

Other Data:
EBITDA (4)                       $37.1     $30.1    $32.0     $ 37.0    $22.6
Depreciation                      11.0      11.0     10.8       10.0      9.5
Amortization (5)                   2.3       2.3      2.3        2.2      2.3
Cash interest expense, net (6)    12.0      12.0     11.3       12.3     11.7
Capital expenditures              10.5      10.9     11.2       11.6      9.2


(1) During 1998, the Company recorded an extraordinary loss of $0.4 million, net of tax, relating to the early extinguishment, of $17.9 million in Senior Subordinated Notes. During 1994, the Company recorded a one-time non-cash charge of $1.6 million, net of tax, relating to the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits."
(2) Includes current maturities of $4.0, $3.0, $3.0 and $3.5 for 1997, 1996, 1995 and 1994, respectively.
(3)  Includes long-term portion of total debt and redeemable preferred stock.
(4) EBITDA represents income (loss) before income taxes, preferred stock dividends and discount accretion, extraordinary item, cumulative effect of a change in accounting principle, interest expense, net, depreciation and amortization. EBITDA is not presented herein as an alternative measure of operating results or cash flow but rather to provide additional information related to debt service capability.
(5) Includes the amortization of both deferred financing costs and the excess of investment over net assets acquired.
(6) Cash interest expense, net includes interest income, but excludes amortization of deferred financing costs of $0.7, $0.7, $0.6, $0.6, and $0.7 million for fiscal years 1998, 1997, 1996, 1995 and 1994, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis, as set forth below, of the Company's financial condition and results of operations should be read in conjunction with, and is qualified by reference to, the Company's audited consolidated financial statements and related notes thereto and the description of the Company's business which are found under Items 8 and 1 of this Form 10-K, respectively.

Results of Operations

Fiscal Year 1998 Compared with Fiscal Year 1997
Net sales for 1998 increased $28.0 million to $220.3 million compared to $192.3 million in 1997. This 14.6% increase was due to strong market demand for the Company's products in specific markets as well as a strong overall economy.
Net sales of the Company's Torque Hub products increased 19.5% to $101.8 million compared to 1997 primarily due to strong demand in the access platform and road rehabilitation markets. Net sales of custom gears and assemblies increased 10.6% to $118.5 million compared to 1997 primarily due to strong demand in the rail, mining and off highway industries.

Cost of sales for 1998 increased $21.2 million to $178.9 million, or 81.2% of net sales, compared to $157.7 million, or 82.0% of net sales in 1997. Cost of sales increased over 1997 in conjunction with the increase in sales. The 0.8% improvement in cost of sales, as a percentage of net sales, was due to operating efficiencies from increased volumes and favorable sales mix.

Selling, general and administrative expenses ("SG&A"), including goodwill amortization, decreased to $16.8 million in 1998, compared to $17.0 million in 1997. SG&A expenses for 1997 included a charge of $1.1 million primarily related to a consulting agreement with the Company's former Chairman of the Board (see Note 2 to the Consolidated Financial Statements).

Operating income increased $7.0 million, or 39.8%, to $24.6 million compared to $17.6 million in 1997 due to the reasons discussed above.

Interest expense, including amortization of deferred financing costs, was $12.7 million for 1998 and 1997. Although interest rates decreased slightly in 1998, interest expense was essentially unchanged from 1997 due to higher average outstanding principal throughout the year.

The effective tax rates for 1998 and 1997 were 44.9% and 54.8%, respectively. See Note 7 to the Consolidated Financial Statements for a further discussion of income taxes.

The Company's net income increased $3.9 million to $6.1 million for 1998 compared to $2.2 million for 1997.

The Company recorded a loss on early extinguishment of debt, net of tax, of $0.4 million in 1998 related to the repurchase of $17.9 million of the Company's Senior Subordinated Notes (see Note 8 to the Consolidated Financial Statements).

Net income available to common stockholder for 1998 increased $2.8 million to $0.3 million compared to a $2.5 million net loss available to common stockholder for 1997.

Fiscal Year 1997 Compared with Fiscal Year 1996
Net sales for 1997 decreased by $2.9 million, or 1.5%, to $192.3 million compared to $195.2 million in 1996 principally due to weaker demand for the Company's products during the first quarter of 1997 versus the first quarter of 1996. Net sales of custom gears for 1997 decreased $5.2 million (or 4.6%) to $107.1 million compared to 1996 due primarily to the end of programs related to the defense industry. The decrease in custom net sales was partially offset by an increase of $2.3 million (or 2.8%) in net sales of Torque Hub products primarily due to demand for compact units.

Cost of sales for 1997 decreased by $0.9 million, or 0.6%, to $157.7 million, or 82.0% of net sales, compared to $158.6 million, or 81.3% of net sales in 1996. This decrease is primarily due to the decrease in net sales partially offset by increased employment and training costs during the second half of 1997 to meet increased demand.

SG&A increased to $17.0 million in 1997, compared to $16.9 million in 1996.
SG&A expenses for 1997 included a $1.1 million charge primarily related to a consulting agreement with the Company's former Chairman of the Board (see Note 2 to the Consolidated Financial Statements) and for 1996 included a $0.5 million write-off of a receivable due to a customer's bankruptcy.

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

The effective tax rates for 1997 and 1996 were 54.8% and 48.8%, respectively. See Note 7 to the Consolidated Financial Statements for a further discussion of income taxes.

The Company's net income for 1997 was $2.2 million compared to $3.9 million for 1996.

Net loss available to common stockholder for 1997 was $2.5 million, as compared to $3.9 million in net income available to common stockholder for 1996.

Liquidity and Capital Resources

The Company uses funds provided by operations and short-term borrowings under its Revolving Credit Facility to meet liquidity requirements. Net cash provided by operations increased $3.3 million for the year ended December 31, 1998 compared to 1997. Net cash provided by operations was $15.4, $12.1 and $26.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Working capital at December 31, 1998 increased to $15.9 million from $7.8 million at December 31, 1997. The increase was primarily due to increases in accounts receivable and inventory in conjunction with higher sales levels and a decrease in current maturities of long term debt due to the amendment of the Company's loan agreement (see Note 8 to the Consolidated Financial Statements and discussion below).

Capital expenditures for various machine tools, equipment and building improvement items totaled $10.0 million for each of the fiscal years ended December 31, 1998, 1997 and 1996, respectively, of which $0.8, $1.4, and $2.3 million was funded by an increase in accounts payable at the respective period end in 1998, 1997 and 1996. Capital expenditures for this period have been primarily for increased capacity and productivity to support increased sales demand.

Net cash used by financing activities was $5.1, $4.3 and $13.6 million in 1998, 1997 and 1996, respectively. Net use in 1998 resulted primarily from cash payment of dividends on the Company's outstanding preferred stock. Net use in 1997 resulted primarily from cash dividends on preferred stock and repayment of
long-term debt.     A $47.7 million dividend to Lancer in 1997 was offset by the
net proceeds from issuance of preferred stock of $47.7 million.   Net use in
1996 resulted primarily from a $17.0 million dividend to Lancer, partially offset by $5.0 million in net additional borrowings under the Company's senior credit facilities.

Under the Tax Sharing Agreement (as defined hereinafter), Lancer made capital contributions to the Company of $2.7, $2.6 and $1.6 million in 1998, 1997 and 1996, respectively. See Note 7 to the Consolidated Financial Statements for a further discussion of capital contributions made pursuant to the Tax Sharing Agreement.

The Company completed an amendment to its loan agreement with a senior lending institution in October 1998 (see Note 8 to the Consolidated Financial Statements). The Company's relationship with this senior lending institution was established in 1993 in conjunction with the initial loan agreement. The credit facilities provided under this loan agreement, as amended, consist of a Revolving Credit Facility ("Revolver"), a Term Loan and a Debt Repurchase Line, and are jointly referred to as the "Credit Facilities." Prior to amendment in 1998, the loan agreement provided for a Revolver, due July 1, 2001 and a Term Loan, due in quarterly installments through December 2000. In general, the October 1998 amendment extended the maturity of the Revolver and Term Loan to July 1, 2005, lowered the interest rate and established the Debt Repurchase Line.

The loan agreement as amended provides for $20 million in credit under the Revolver, subject to borrowing base availability (as defined in the agreement), a $35 million Term Loan, and a $10 million Debt Repurchase Line to be used for repurchases of the Company's Senior Subordinated Notes. At December 31, 1998, the Company has $18.0 million available under the Revolver and $1.0 million available under the Debt Repurchase Line (subject to certain conditions). The Company additionally has the option to exercise two $5.0 million increases (subject to certain conditions) to the Revolver.

On July 7, 1993, the Company completed the sale of $85.0 million of 11-3/8% Senior Subordinated Notes (the "Notes"). The Notes mature on July 1, 2001 and are redeemable at the option of the Company, in whole or in part, on or after July 1, 1998, at certain specified redemption prices. During 1998 the Company repurchased $17.9 million of Notes on the open market with funds provided under the Credit Facilities. The Company recorded a $0.4 million loss, net of tax, in conjunction with these repurchases related to the write-off of deferred financing charges and premium paid on repurchase. At December 31, 1998, $67.1 million of Notes remain outstanding.

Management expects to use cash flows from operations to fund the Company's planned capital requirements for 1999, including capital expenditures, interest on long term debt and preferred stock dividends. The Company's Credit Facilities, as discussed above, may also be utilized to meet additional liquidity needs.

Inflation

The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

Impact of the Year 2000

During 1997 the Company began the process of assessing the magnitude of the year 2000 ("Y2K") on the Company's primary computer systems ("Business System"). Upon completing the assessment of the Business System, a plan was established to modify, upgrade, or replace non compliant hardware and software applications with a target completion date of March 1999 for all "critical" applications and continuing through 1999 for "non-critical" applications. The Company is currently on schedule with regard to critical applications. Testing is being performed on an ongoing basis upon completion of an application and is expected to continue throughout 1999. As of December 31, 1998 approximately 75% of critical applications and approximately 59% of all Business System applications have been remediated and tested. The Company has not developed a comprehensive contingency plan with regard to the Business System as all critical applications are expected to be Y2K ready. If progress toward Y2K readiness deviates from the anticipated time line or the Company identifies significant additional risks, appropriate contingency plans will be developed at that time.

None of the Company's products contain imbedded electronics or other potentially date sensitive components and as such do not require any Y2K compliance effort.

Several types of systems and equipment (phones, facilities, manufacturing equipment, etc. - collectively "non-IT systems") that are not typically thought of as computer systems may contain imbedded hardware or software that may have a time element. The Company is in the process of gathering data, identifying and developing remediation plans for effected non-IT systems and equipment. The Company has not developed a comprehensive contingency plan with regard to non-IT systems and equipment as all identified mission critical systems and equipment are expected to be Y2K ready by the end of 1999. If progress toward Y2K readiness deviates from the anticipated time line or the Company identifies significant additional risks, appropriate contingency plans will be developed at that time.

The Company is primarily utilizing internal IT resources with the additional assistance of contract programmers who are familiar with the software. It is currently estimated that the total cost associated with required modifications for both the Business System and non IT systems to become Y2K ready will be approximately $0.4 to $0.5 million, of which approximately $0.2 million has been spent as of December 31, 1998. These costs are being expensed as incurred and are being funded from existing operating budgets.

The Company relies on third party suppliers for raw materials, water, utilities, transportation, and other services. Interruption of supplier operations due to Y2K issues could affect the Company's operations. The Company is in the process of evaluating and monitoring the status of key suppliers' progress toward Y2K compliance. As a component of this process, the Company has sent a questionnaire to suppliers inquiring about their Y2K plan and stage of readiness. At December 31, 1998 the Company has received responses from 23 key suppliers, which together represented over 70% of the Company's total material purchases in 1998. All respondents have acknowledged the issues surrounding Y2K, have a plan in place, and have stated their intent to be compliant by the end of 1999 or earlier. The Company will continue to monitor the progress of key suppliers during 1999 and if necessary determine potential alternative suppliers and/or develop contingency requirements. These activities, while a means of risk management, cannot eliminate the potential for disruption of the Company's operations due to third party failure.

The Company is also dependent upon our customers for sales and cash flow. The Company is in the process of contacting key customers to ascertain their Y2K readiness through questionnaires. The progress of key customers toward Y2K compliance will continue to be monitored throughout 1999.

The failure to correct a material Y2K problem in the Company's critical Business System applications and non-IT systems, could result in an interruption in, or failure of certain normal business activities or operations. Additionally, in the event that any of the Company's key suppliers and customers fail to successfully and timely achieve Y2K compliance and the Company is unable to replace them with alternate suppliers or new customers, the Company's normal business activities could be adversely affected. Such interruptions or failures could have a material adverse impact on the Company's results of operations, cash flows, and financial condition.

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

Information Concerning Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933. Such statements are subject to a number of risks and uncertainties, including among other things, competition, susceptibility of the Company's business to general economic conditions, control of the Company by Lancer, environmental regulation, significant degree of leverage, restrictive covenants related to the Company's indebtedness and preferred stock, dependence on suppliers and major customers, Y2K compliance by the Company and third parties with whom the Company does business, and risks related to a unionized workforce. Actual results in the future could differ materially from those described in the forward-looking statements as a result of such risk factors. The Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect any future events or circumstances.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements beginning at page F-1 herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the directors and executive officers of the Company.

     Name             Age    Position

     Paul S. Levy       51     Chairman of the Board, Vice
                               President and Assistant Secretary
     Peter A. Joseph    46     Director, Vice President and Secretary
     Stephen K. Clough  45     Director, President and Chief Executive Officer
     W. B. Lechman      66     Director
     Jess C. Ball       57     Director
     Andrew R. Heyer    41     Director
     Richard A. Bush    41     Vice President Finance
     James R. Dammon    55     Vice President Engineering
     Mark D. Gustus     39     Vice President Operations
     Dan E. Phebus      41     Acting Vice President Sales and Marketing

Mr. Levy was elected Chairman of the Board effective August 1998. Mr. Levy has been Vice President and Assistant Secretary and a Director of the Company since 1989. Mr. Levy has been a General Partner of Joseph Littlejohn & Levy since its inception in 1988. Mr. Levy has served as Chief Executive Officer and Chairman of the Board of Directors of Lancer since July 1989. Mr. Levy is also on the Board of Directors of Jackson Automotive Mechanism, Inc., Hayes Lemmerz International, Inc., New World Paste Company, and Stonegate Resources LLC.

Mr. Joseph has been Vice President and Secretary and a Director of the Company since 1989. Mr. Joseph has served as President of Lancer since April 1992 and as Secretary and Director of Lancer since July 1989.

Mr. Clough was appointed President and Chief Executive Officer and elected to the Board of Directors effective August 1998. Prior to his appointment, Mr. Clough was with Kaydon Corporation where he served as the President and Chief Executive Officer from June 1996 to June 1998 and the President and Chief Operating Officer from September 1989 to June 1996.

Mr. Lechman has been a Director of the Company since 1989. Mr. Lechman served as Chairman of the Board from October 1994 to July 1997 and as President and Chief Executive Officer of the Company from 1989 to October 1994. Mr. Lechman serves on the Board of Directors of Bank One Lafayette, Lafayette Life Insurance Co., Lafayette Community Foundation, Lafayette Junior Achievement, The Salvation Army and is President Emeritus of the American Gear Manufacturers Association.

Mr. Ball has been a Director of the Company since 1991. Mr. Ball was President and Chief Executive Officer of the Company from October 1994 to May 1996. From December 1991 through September 1994, Mr. Ball was President and Chief Executive Officer of Alford Industries (a company which filed for bankruptcy protection and has been liquidated).

Mr. Heyer has been a Director of the Company since August 1998. Mr. Heyer is a Managing Director at CIBC Oppenheimer Corp. ("CIBC Oppenheimer"), where he serves as co-head of The High Yield Group. Prior to joining CIBC Oppenheimer, Mr. Heyer was founder and Managing Director of the Argosy Group L.P. which was acquired by CIBC Oppenheimer in 1995. Mr. Heyer is also Chairman of the Board of Directors of The Hain Food Group, and serves on the Board of Directors of Niagara Corporation and Hayes Lemmerz International, Inc.

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

Mr. Phebus has been serving as the Acting Vice President Sales and Marketing since May, 1998. Prior to his present position, Mr. Phebus was Director of Business Development, Quality Assurance Manager, and Sales Engineer. Mr. Phebus has been with the Company for nearly 20 years.

Compensation of Directors

Messrs. Ball and Lechman each receive an annual fee of $30,000 per year for services as a director. Mr. Lechman entered into a consulting agreement with the Company (see Note 2 to the Consolidated Financial Statements) in August 1997. No other directors receive any additional compensation for services performed as a director or for serving on committees of the Board of Directors of the Company or for meeting attendance.

Item 11.    EXECUTIVE COMPENSATION

The following table sets forth for each of the fiscal years ending December 31, 1998, 1997 and 1996, the compensation paid to or accrued for (i) the Chief Executive Officer ("CEO") of the Company and (ii) the most highly compensated executive officers other than the CEO.

                                      Summary Compensation Table
         Name and              Annual Compensation           All Other
        Principal            Year   Salary   Bonus(1)     Compensation(2)
         Position

     Stephen K. Clough        1998  $154,872  $155,600     $18,869
     President and
     Chief Executive
     Officer

     Richard A. Bush          1998  $107,500   $44,000      $6,038
     Vice President           1997   104,004    30,000       6,874
     Finance                  1996   103,537    52,000       5,950

     James R. Dammon          1998  $118,560   $47,424      $6,852
     Vice President           1997   114,000    30,000       6,079
     Engineering              1996   114,437    57,000       4,988

     Mark D. Gustus           1998  $110,000   $44,000      $3,698
     Vice President           1997    91,272    30,000       3,475
     Operations               1996    84,536    41,094       3,460

     Kenneth A. Burns (3)     1998  $166,671   $    --    $198,324 (4)
                              1997   250,000    65,000      12,900
                              1996   185,279   100,000       3,325

(1) Amounts shown were earned under the Fairfield Manufacturing Company Management Incentive Compensation Plan.
(2) Amounts shown include contributions by the Company to The Savings Plan For Employees of Fairfield Manufacturing Company, Inc. ("Savings Plan") for the benefit of the named executives and imputed value of life insurance benefits provided by the Company. Other compensation for Mr. Clough also includes moving expenses and the value of other fringe benefits provided by the Company.
(3) Mr. Burns resigned as Chairman of the Board, President and Chief Executive Officer of the Company effective August 12, 1998.
(4) Other compensation for Mr. Burns includes Company contributions to the Savings Plan, imputed value of life insurance benefits provided by the Company, severance and the value of other benefits provided by the Company. As of December 31, 1998 the Company has no further obligations due
     Mr. Burns.

                           Fiscal Year-End SAR Values

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

                       Estimated Annual Benefits for
                   Years of Benefit Service Indicated(2)
Average Annual
 Compensation (1)       5       10       15        20       25       30
$100,000             $6,705    $13,411  $20,116  $26,821  $33,526  $40,232
$125,000              8,518     17,036   25,553   34,071   42,589   51,107
$150,000             10,330     20,661   30,991   41,321   51,651   61,982
$160,000 and over    11,055     22,111   33,166   44,221   55,276   66,332

(1) The preceding table illustrates the pension benefits provided by the Pension Plan, calculated on a straight life annuity basis for an eligible employee retiring at age 65 in1998. Average annual compensation covered under the Pension Plan is the highest average annual total compensation received from the Company for any 5 calendar years during the 10 years immediately preceding the participant's separation from service. Annual total compensation for Pension Plan purposes includes all compensation disclosed in the Summary Compensation Table excluding moving expenses and fringe benefits provided by the Company. Average annual compensation, used in determining a participant's pension benefit, is limited under the Pension Plan to comply with the Internal Revenue Code. This limit was $160,000 for 1998.

(2) At December 31, 1998 Messrs. Clough, Bush, Dammon, and Gustus had 0, 4, 33, and 17 years of credited service, respectively, for purposes of calculating their benefits under the Pension Plan.

Employment, Consulting and Change in Control Agreements

Effective July 31, 1997, W. B. Lechman resigned as Chairman of the Company's Board of Directors (the "Board") but continues as a member of the Board.

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

The Company entered into an employment agreement with Stephen K. Clough, effective August 12, 1998 in connection with his appointment as President and Chief Executive Officer of the Company. The agreement is for a three year term expiring on August 12, 2001. The agreement provides for Mr. Clough to receive a base salary of $400,000 or such greater amount as may be determined by the Board of Directors of the Company upon periodic review. In addition, Mr. Clough is eligible to receive bonuses in each fiscal year covered by the agreement based on the achievement of target performance objectives for himself and the Company as established by the Board of Directors. Mr. Clough is eligible to participate in any other benefit plan that the Company provides to its executives and employees from time to time.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of December 31, 1998 by (i) each person known by the Company to beneficially own in excess of 5% of the outstanding shares of the Company's common stock, (ii) each director of the Company and (iii) the directors and executive officers of the Company as a group, as listed in Item 10 "Directors and Executive Officers of the Registrant."

                                       Shares
                                         of              Percent
Name                                    Common           of Class
                                         Stock

Lancer Industries Inc. (1)            8,480,000            100%
450 Lexington Avenue, Suite 3350
New York, New York 10017
Paul S. Levy                                 --   (2)        --
Peter A. Joseph                              --   (2)        --
Andrew R. Heyer                              --   (2)        --
All directors and executive officers
as a group (10 persons)                      --   (2)        --

(1) 100% of the capital stock of the Company is owned by Lancer. Lancer has pledged such shares to the lender under the GE Credit Agreement (as defined) as collateral for the Company's obligations thereunder.

(2) Lancer has one class of common stock, Class B Common Stock, with a par value of $478.44 per share. Lancer's common stock is held as follows: (i) Canadian Imperial Bank of Commerce ("CIBC") beneficially owns approximately 25% of Lancer's common stock, (ii) certain entities affiliated with Mutual Series Fund (the "Mutual Entities") own approximately 29% of Lancer's common stock, (ii) Mr. Paul S. Levy, the Chairman of the Board, directly and through his participation in the Lancer Employee Stock Ownership Plan (the "ESOP") beneficially owns approximately 21% of Lancer's common stock, and through a proxy in his favor to vote the shares of Lancer's common stock beneficially owned by CIBC, has the right to direct the voting of approximately 46% of Lancer's common stock, and (iii) Mr. Peter A. Joseph, a Director, directly, through a trust and through his participation in the ESOP, beneficially owns and has the right to direct the voting of approximately 17% of Lancer's common stock. Mr. Heyer, a Director, is a Managing Director of an affiliate of CIBC. Mr. Levy, the Mutual Entities and an affiliate of CIBC are parties to a stockholders' arrangement relating to the composition of the Board of Directors of Lancer and certain other matters. Mr. Levy and Mr. Joseph hold warrants to acquire additional shares of Lancer's common stock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Control by Lancer Industries Inc.

The Company is wholly owned by Lancer, a Delaware corporation. As a result, Lancer is able to direct and control the policies of the Company and its subsidiaries. Certain stockholders of Lancer are Directors and officers of the Company. Certain stockholders of Lancer are parties to a stockholders' arrangement relating to the composition of the Board of Directors of Lancer and certain other matters. See "Item 12: Security Ownership of Certain Beneficial Owners and Management." Circumstances could occur in which the interests of Lancer could be in conflict with the interests of the Company. In addition, Lancer may have an interest in pursuing acquisitions, divestitures or other transactions that Lancer believes would enhance its equity investment in the Company, even though such transactions might involve risks to the Company.

Tax Sharing Agreement

The Company is included in the affiliated group of which Lancer is the common parent, and the Company's federal taxable income and loss will be included in such group's consolidated federal tax return filed by Lancer. The Company and Lancer have entered into a tax sharing agreement (the "Tax Sharing Agreement") pursuant to which the Company has agreed to pay to Lancer amounts equal to the taxes that the Company would otherwise have to pay if it were to file a separate federal tax return (including amounts determined to be due as a result of a redetermination of the tax liability of Lancer). In addition, pursuant to the Tax Sharing Agreement, to the extent that the Company's separate return liability is absorbed by net operating losses or other credits and deductions of Lancer or its subsidiaries (other than the Company and its subsidiaries), Lancer will make a capital contribution to the Company in an amount equal to 50% of such separate return liability. Under certain circumstances, however, such as the Company ceasing to be a member of the Lancer consolidated group or the disallowance by the IRS of the use of Lancer's net operating losses, Lancer no longer would be required to make capital contributions under the Tax Sharing Agreement. See Note 7 to the Consolidated Financial Statements for a further discussion of income taxes.

Other Arrangements with Lancer

From time to time, Lancer incurs legal, accounting and miscellaneous other expenses on behalf of the Company. In fiscal 1998, 1997 and 1996, the Company made aggregate payments to Lancer in respect of such expenses incurred by Lancer on the Company's behalf in the amounts of approximately $0.7, $0.5 and $0.6 million, respectively.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) and (2):

   See Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1.

(3)The following is a list of exhibits hereto required to be filed by Item 601 of Regulation S-K of the Securities and Exchange Commission:

Exhibit                    Description
No.
(2) (a) Merger Agreement under the State of Delaware between First Colony Farms, Inc. ("First Colony") and Fairfield Manufacturing Company, Inc. ("Fairfield" or the "Company") dated as of March 24, 1997, incorporated by reference from Exhibit 2(c) to the Company's Form S-4 as filed with the Securities and Exchange Commission on April 9, 1997 (the "1997 Form S-4").
(2) (b) Certificate of Merger, merging First Colony with and into Fairfield, incorporated by reference from exhibit 2(d) to the 1997 Form S-4.
(3) (a) Restated Certificate of Incorporation of Fairfield, together with the Certificate of Amendment, dated March 7, 1997, and filed on March 11, 1997, incorporated by reference from Exhibit 3(a) to the 1997 Form S-4.
(3) (b)     By-Laws of Fairfield, incorporated by reference from
            Exhibit 3(c) to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 22, 1995 (the "1994 Form 10-K").
(4) (a) Indenture, dated as of July 7, 1993, between Fairfield and First Fidelity Bank, National Association, New York, as trustee, incorporated by reference from Exhibit 4(a) to the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 16, 1993 (the "1993 Second Quarter Form 10-Q").
(4) (b) Supplemental Indenture No. 1, dated as of March 31, 1995, between CAG as successor-in-interest to Fairfield and First Fidelity Bank, National Association, as trustee, incorporated by reference from Exhibit 4(b) to the 1994 Form 10-K.
(4) (c) Indenture, dated as of March 12, 1997, between Fairfield and United States Trust Company of New
            York as Trustee, incorporated by reference from
            Exhibit 4(c) to the 1997 Form S-4.
(4) (d) Certificate of Designation, dated March 12, 1997, for the 11-1/4% Cumulative Exchangeable Preferred Stock, incorporated by reference from Exhibit 4(d) to the 1997 Form S-4.
(9)         Voting Trust Agreement
               Not Applicable.

(10) (a) Loan Agreement, dated as of July 7, 1993, among Fairfield, the lenders named therein and General Electric Capital Corporation ("GECC"), as agent, incorporated by reference from Exhibit 10(a) to the 1993 Second Quarter Form 10-Q.
(10) (b) Security Agreement, dated as of July 7, 1993, between T-H Licensing, Inc. ("T-H Licensing") and GECC, as agent, incorporated by reference from
            Exhibit 10(d) to the 1993 Second Quarter Form 10-Q.
(10) (c) Stock Pledge Agreement, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(e) to the 1993 Second Quarter Form 10-Q.
(10) (d) Trademark Security Agreement, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(g) to the 1993 Second Quarter Form 10-Q.
(10) (e) Trademark Security Agreement, dated as of July 7, 1993, between T-H Licensing and GECC, as agent, incorporated by reference from Exhibit 10(h) to the 1993 Second Quarter Form 10-Q.
(10) (f) Patent Security Agreement, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(i) to the 1993 Second Quarter Form 10-Q.
(10) (g) Patent Security Agreement, dated as of July 7, 1993, between T-H Licensing and GECC, as agent, incorporated by reference from Exhibit 10(j) to the 1993 Second Quarter Form 10-Q.
(10) (h) Subsidiary Guaranty, dated as of July 7, 1993, between T-H Licensing and GECC, as agent, incorporated by reference from Exhibit 10(k) to the 1993 Second Quarter Form 10-Q.
(10) (i) Mortgage, Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(l) to the 1993 Second Quarter Form 10-Q.
(10) (j) Collection Account Agreement, dated as of July 7, 1993, among Fairfield and GECC, and acknowledged by Bank One, Lafayette, N.A., incorporated by reference from Exhibit 10(m) to the 1993 Second Quarter Form 10-Q.
(10) (k) Used Machinery Account Agreement, dated as of July 7, 1993, among Fairfield and GECC, and acknowledged by Bank One, Lafayette, N.A., incorporated by reference from Exhibit 10(n) to the 1993 Second Quarter Form 10-Q.
(10) (l) Quitclaim Grant of Security Interest, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(o) to the 1993 Second Quarter Form 10-Q.
(10) (m) Supplemental Quitclaim Grant of Security Interest (Patents only), dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(p) to the 1993 Second Quarter Form 10-Q.

(10) (n) First Amendment to Loan Agreement, dated as of September 30, 1994, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from Exhibit 10(q) of the Company's Form 10Q as filed with the Securities and Exchange Commission on November 14, 1994.
(10) (o)    Second Amendment to Loan Agreement, dated as of
            March 30, 1995, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from Exhibit 10(r) to the 1994 Form 10-K.
(10) (p) Third Amendment to Loan Agreement, dated as of March 31, 1995, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from
            Exhibit 10(s) to the 1994 Form 10-K.
(10) (q) First Amendment to Mortgage Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of March 31, 1995, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(t) to the 1994 Form 10-K.
(10) (r) Stock Pledge Agreement, dated as of March 31, 1995, between Lancer Industries Inc. ("Lancer") and GECC, as agent, incorporated by reference from Exhibit 10(u) to the 1994 Form 10-K.
(10) (s) Amended and Restated Security Agreement, dated as of March 31, 1995, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(v) to the 1994 Form 10-K.
(10) (t) The Fairfield Manufacturing Company, Inc. Equity Participation Plan, dated August 21, 1989 incorporated by reference from Exhibit 10(x) to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 15, 1996 (the "1995
            Form 10-K").
(10) (u)    The Tax Sharing Agreement, dated as of July 18,
            1990, between Fairfield and Lancer, incorporated by reference from Exhibit 10(z) to the 1995 Form 10-K.
(10) (v) The Fairfield Manufacturing Company, Inc. (1992) Supplemental Executive Retirement Plan incorporated by reference from Exhibit 10(aa) to the 1995 Form 10-K.
(10) (w) Letter Agreement, dated December 29, 1989, granting exclusive license from T-H Licensing to Fairfield incorporated by reference from Exhibit 10(bb) to the 1995 Form 10-K.
(10) (x) Fourth Amendment to Loan Agreement, dated as of December 5, 1996, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from Exhibit 10(cc) to the Company's Form 10-K as filed with the Securities and Exchange Commission on February 25, 1997 (the "1996 Form 10-K").
(10) (y) Second Amendment to Mortgage Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of December 5, 1996, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(dd) to the 1996 Form 10-K.
(10) (z) Fifth Amendment to the Loan Agreement, dated as of February 26, 1997, among Fairfield, the lenders named therein and GECC, as agent, incorporated by reference from Exhibit 10(ee) to the 1997 Form S-4.

(10) (aa)   Consent and Amendment, dated as of March 27, 1997,
            among Fairfield and GECC, as sole lender and agent,
            incorporated by reference from Exhibit 10(gg) to the
            1997 Form S-4.
(10) (bb)   Securities Purchase Agreement, dated March 7, 1997,
            between Fairfield and the Initial Purchaser,
            incorporated by reference from Exhibit 10(hh) to the
            1997 Form S-4.
(10) (cc)   Share Registration Rights Agreement, dated March 12,
            1997, between Fairfield and the Initial Purchaser,
            incorporated by reference from Exhibit 10(ii) to the
            1997 Form S-4.
(10) (dd)   Consulting Agreement, dated August 1, 1997, between
            Fairfield and Wolodymyr B. Lechman, incorporated by
            reference from Exhibit 10(hh) to the Company's Form
            10-Q as filed with the Securities and Exchange
            Commission on November 12, 1997.
(10) (ee)   Sixth Amendment to the Loan Agreement, dated as of
            October 12, 1998, among Fairfield, the lenders named
            therein, and GECC, as agent, incorporated by
            reference from Exhibit 10(gg) to the Company's Form
            10Q as filed with the Commission on November 13,
            1998 (the "1998 Third Quarter Form 10-Q").
(10) (ff)   Third Amendment to Mortgage Assignment of Leases,
            Rents and Profits, Security Agreement and Fixture
            Filing, dated as of October 12, 1998 between
            Fairfield and GECC, as agent, incorporated by
            reference from Exhibit 10(hh) to the 1998 Third
            Quarter Form 10-Q.
(10) (gg)   Employment Agreement dated as of August 4, 1998,
            between Fairfield and S. K. Clough, incorporated by reference from Exhibit 10(ii) to the 1998 Third
            Quarter Form 10-Q.
(11)        Statement re computation of per share earnings.
               Not Applicable.
(12)        Statement re Computation of ratios.
               Not Applicable.
(13)        Annual Report to Security Holders, Form 10-Q or
            Quarterly Report to Security Holders.
               Not Applicable.
(16)        Letter regarding Change in Certifying Accountant.
               Not Applicable.
(18)        Letter regarding change in accounting principles.
               Not Applicable.
(21)        Subsidiaries of Fairfield Manufacturing Company,
            Inc.
               T-H Licensing, Inc.
(22)        Published report regarding matters submitted to vote
            of security holders.
               Not Applicable.

(23)        Consents of experts and counsel.
               Not Applicable.
(24)        Power of attorney.
               Not Applicable.
(27)        Financial Data Schedule
(28)        Information from Reports Furnished to State
            Insurance Regulatory Authorities.
                 Not Applicable.
(99)        Additional exhibits.
               Not Applicable.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 1999.

                              FAIRFIELD MANUFACTURING COMPANY, INC.


                              By:      /s/ Richard A. Bush
                                         Richard A. Bush
                                      Vice President Finance
                              (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 1999.



      /s/ Paul S. Levy                /s/ Stephen K. Clough
        Paul S. Levy                    Stephen K. Clough
   Chairman of the Board,            Director, President and
Vice President and Assistant         Chief Executive Officer
         Secretary



    /s/ Peter A. Joseph                 /s/ W. B. Lechman
      Peter A. Joseph                     W. B. Lechman
  Director, Vice President                   Director
       and Secretary



      /s/ Jess C. Ball                 /s/ Andrew R. Heyer
        Jess C. Ball                     Andrew R. Heyer
          Director                           Director

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE



                                                           Page

Report of Independent Accountants                         F - 2

Consolidated Balance Sheets, December 31, 1998 and        F - 3
1997

Consolidated Statements of Operations for the
three years ended December 31, 1998                       F - 4

Consolidated Statements of Stockholder's Equity
(Deficit) for the three years ended December 31,          F - 5
1998

Consolidated Statements of Cash Flows for the
three years ended December 31, 1998                       F - 6

Notes to Consolidated Financial Statements                F - 7

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts and
Reserves, for the three years ended December 31,         F - 17
1998

                        REPORT OF INDEPENDENT ACCOUNTANTS





Board of Directors and Stockholder
of Fairfield Manufacturing Company, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder's equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Fairfield Manufacturing Company, Inc. and its subsidiary (collectively the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
January 28, 1999

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                        (In thousands, except share data)


                                                1998           1997
ASSETS
Current assets:
     Cash and cash equivalents                 $ 2,822        $3,059
     Trade receivables, less allowance
     of $700 and $600 in 1998 and 1997,
     respectively                               27,368        22,733
     Inventory                                  25,519        23,875
     Prepaid expenses                              369         1,048
        Total current assets                    56,078        50,715

Property, plant and equipment, net              68,239        69,227

Other assets:
     Excess of investment over net
     assets acquired, less accumulated
     amortization of $15,082 and $13,475
     in 1998 and 1997, respectively             49,277        50,884
     Deferred financing costs, less
     accumulated amortization of $3,684
     and $3,026 in 1998 and 1997,
     respectively                                1,524         2,386
        Total other assets                      50,801        53,270

        Total assets                          $175,118      $173,212

LIABILITIES AND STOCKHOLDER'S EQUITY
     (DEFICIT)
Current liabilities:
     Current maturities of long-term           $   -         $ 4,000
     debt
     Accounts payable                           13,967        10,896
     Due to parent                                 482         2,208
     Accrued liabilities                        23,712        22,987
     Deferred income taxes                       2,047         2,800
     Total current liabilities                  40,208        42,891

Accrued retirement costs                        16,278        15,778
Deferred income taxes                            7,460         8,881
Long-term debt                                 112,150       110,000
Commitments and contingencies (Note 11)             --            --

11-1/4% Cumulative exchangeable preferred
     stock                                      48,042        47,850

Stockholder's equity (deficit):
     Common stock: par value $.01 per
     share, 10,000,000 shares
     authorized, 8,480,000 and 8,190,000
     issued and outstanding in 1998 and
     1997, respectively                             85            82
     Additional paid-in capital                 42,322        39,414
     Accumulated deficit                       (91,427)      (91,684)
     Total stockholder's deficit               (49,020)      (52,188)

     Total liabilities and stockholder's      $175,118      $173,212
     deficit

The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three Years Ended December 31, 1998
                                 (In thousands)


                                        1998       1997       1996

Net sales                           $220,316   $192,281   $195,205
Cost of sales                        178,933    157,715    158,668
Selling, general and
 administrative expenses              16,816     16,989     16,868

Operating income                      24,567     17,577     19,669

Interest expense, net                 12,697     12,676     11,930
Other expense, net                        70         80         90

Income before income taxes            11,800      4,821      7,649

Provision for income taxes             5,300      2,640      3,730

Net income before
 extraordinary item                    6,500      2,181      3,919

Loss on early extinguishment of
 debt, net of tax                       (426)        --         --

Net income                            $6,074      $2,181     $3,919

Preferred stock dividends and
 discount accretion                   (5,817)     (4,686)        --

Net income (loss) available to
 common stockholder                   $  257     $(2,505)    $3,919

The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                   For the Three Years Ended December 31, 1998
                                 (In thousands)

                                     Additonal                        Stock-
                             Common    Paid-in  Accumlated           Holder's
                              Stock    Capital     Deficit    Equity (Deficit)

Balance, January 1, 1996     $  77     $35,209   $(25,328)            $ 9,958
Capital contribution             1       1,579        --                1,580
Common stock dividend           --          --    (17,000)            (17,000)
Advance to parent               --          --     (3,027)             (3,027)
Net income                      --          --      3,919               3,919
Balance, December 31, 1996  $   78     $36,788   $(41,436)            $(4,570)

Capital contribution        $    4     $ 2,616     $   --             $ 2,620
Common stock dividends          --          --    (50,770)            (50,770)
Preferred stock dividends       --          --     (4,536)             (4,536)
Preferred stock discount        --          --       (150)               (150)
     accretion
Advance to parent               --          --      3,027               3,027
Merger with First Colony        --          10         --                  10
     Farms
Net income                      --          --      2,181               2,181
Balance, December 31, 1997  $   82     $39,414   $(91,684)           $(52,188)

Capital contribution        $    3     $ 2,908     $   --            $  2,911
Preferred stock dividends       --          --     (5,625)             (5,625)
Preferred stock discount        --          --      (192)                (192)
     accretion
Net income                      --          --      6,074               6,074
Balance, December 31, 1998  $   85     $42,322   $(91,427)           $(49,020)

The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Years Ended December 31, 1998
                                 (In thousands)

                                                  1998      1997       1996
Operating Activities:
Net income                                      $6,074   $ 2,181    $ 3,919
  Adjustments to reconcile net income to net
    cash provided by
      operating activities:
    Depreciation and amortization               13,267    13,277     13,108
    Deferred income tax benefit                 (2,097)   (4,107)      (170)
    Increase in accrued retirement costs           687       355        665
    Loss on early extinguishment of debt           426        --         --
    Changes in working capital:
    Trade receivables                           (5,085)    1,963       (368)
    Inventory                                   (1,644)   (4,957)     5,994
    Prepaid expenses                               679      (195)        44
    Accounts payable                             3,595    (1,467)     3,289
    Due to parent                               (1,726)    1,921       (520)
    Accrued liabilities                          1,188     3,128        658

    Net cash provided by operating activities   15,364    12,099     26,619

Investing Activities:
Additions to property, plant                   (10,536)  (10,902)   (11,165)
 and equipment, net

    Net cash used by investing activities      (10,536)  (10,902)   (11,165)

Financing Activities:
Capital contributions, principally under tax     2,911     2,620      1,580
    sharing agreement
Payment of dividends                                --   (50,770)   (17,000)
Advance to Parent                                   --     3,027     (3,027)
Proceeds from issuance of long-term debt        19,000       --      15,000
Repayment of long-term debt                    (20,218)   (6,000)    (3,000)
Net change in revolving credit facility         (1,000)    2,000     (7,000)
Proceeds of preferred stock offering                --    50,000         --
Payment of preferred stock issuance costs           --    (2,300)        --
Payment of debt issuance costs                    (133)      (41)      (146)
Payment of preferred stock dividends            (5,625)   (2,859)        --

    Net cash used by financing activities       (5,065)   (4,323)   (13,593)

Cash and Cash Equivalents:
Increase (decrease) in cash and cash             (237)    (3,126)     1,861
 equivalents
Beginning of year                                3,059     6,185      4,324

End of year                                     $2,822    $3,059     $6,185

Supplemental Disclosures:
Cash paid for:
    Interest                                   $13,442   $12,135    $11,627
    Federal taxes to parent under tax sharing     7,710    4,020      4,030
      agreement (Note 7)
    State taxes                                  1,550       120      1,310

  Non-cash investing and financing activities:
    Additions to property, plant and equipment
    included in
       accounts payable at end of period        $  845    $1,369     $2,266
    Preferred stock dividends accrued            1,677     1,677         --

The accompanying notes are an integral part of these consolidated financial statements.

Fairfield Manufacturing Company, Inc.
Notes to Consolidated Financial Statements
($ in thousands, except share data)

1. Summary of Significant Accounting Policies

Organization
Fairfield Manufacturing Company, Inc. ("Fairfield") is wholly owned by Lancer Industries Inc. ("Lancer"). Fairfield has one wholly owned subsidiary, T-H Licensing, Inc. (T-H Licensing"). Fairfield, T-H Licensing and Lancer are all Delaware corporations.

Fairfield manufactures high precision custom gears and assemblies and planetary gear systems at its Lafayette, Indiana facility. Customers consist of original equipment manufacturers serving diverse markets which include rail, industrial, construction, road rehabilitation, mining, materials handling, forestry, and agricultural. T-H Licensing owns certain intangible assets including various patents and trademarks.

Principles of Consolidation
These consolidated financial statements include the accounts of Fairfield and T-H Licensing (jointly the "Company"). All significant inter-company accounts and transactions have been eliminated.

Concentrations of Risk
The Company grants credit without collateral to most of its customers. Sales to one customer accounted for 10.6% of total net sales in 1998. No customer accounted for more than 10% of total net sales in 1997 or 1996.

Revenue
Sales are recognized at the time of shipment to the customer. International sales, as determined by ship to location, accounted for $16,195, $13,286 and $11,312 of the Company's net sales in 1998, 1997 and 1996, respectively, and were primarily to Canada. Custom gears and assemblies accounted for approximately $118,500, $107,100 and $112,300 of the Company's 1998, 1997 and
1996 net sales, respectively. Planetary gear systems accounted for approximately $101,800, $85,200 and $82,900 of the Company's 1998, 1997 and 1996
net sales, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventory
Inventory is valued at the lower of last-in, first-out (LIFO) cost or market.

Property, Plant and Equipment, Net
Property, plant and equipment, net are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which range from 15 to 30 years for land improvements, 5 to 40 years for buildings and improvements, and 3 to 20 years for machinery and equipment.

Income Taxes
Income taxes are provided based on the liability method of accounting. The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheets and the expected tax impact of carryforwards for tax purposes.

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

Fair Value of Financial Instruments
The fair value of financial assets held by the Company approximate their carrying value. The fair value of financial liabilities, other than Senior Subordinated Notes ("Notes"), also approximate their carrying value. The estimated fair value of the Notes at December 31, 1998 was approximately 102% of carrying value based on recent market purchases by the Company.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current presentation.

2. Related Party Transactions

On December 5, 1996, the Company advanced $3,000 to Lancer. This advance was classified as a component of stockholder's equity (deficit) at December 31, 1996, at which date the related accrued interest was $27. During February 1997, the Company declared a dividend $3,070 ($0.39 per share) in settlement of the advance and the accrued interest of $70.

Effective August 1, 1997, Mr. Lechman, former Chairman of the Board, and Director, entered into a consulting agreement (the "Agreement") with the Company. In consideration for services to be rendered under the Agreement, Mr. Lechman will receive quarterly payments through July 31, 2001 ("the consulting period") totaling $1.0 million. In the event that Mr. Lechman dies prior to the end of the consulting period or is unable to perform the services requested due to mental or physical disabilities, the Company shall pay to his legal representatives or beneficiaries the remaining unpaid balance under the Agreement which would have been due under the agreement had Mr. Lechman continued to provide such services for the term of the Agreement. Due to the provisions of the agreement, the Company recognized the entire $1.0 million as expense in 1997.

3. Inventory

Inventory at December 31, consists of:

                                         1998        1997

     Raw materials                      $3,852     $3,495
     Work in process                    11,933     11,892
     Finished products                   9,734      8,488

                                        25,519     23,875
     Less:  Excess of FIFO cost over        --         --
     LIFO cost

                                       $25,519    $23,875

4. Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31, includes the following:

                                         1998        1997

     Land and improvements              $1,346     $ 1,256
     Buildings and improvements         20,758      19,248
     Machinery and equipment           141,091     133,024
                                       163,195     153,528
     Less:  Accumulated                (94,956)    (84,301)
     depreciation

                                       $68,239     $69,227

Depreciation expense was $11,000, $11,000 and $10,830 for the years ended December 31, 1998, 1997 and 1996, respectively.

5. Accrued Liabilities

Accrued liabilities at December 31, are as follows:

                                         1998        1997

     Compensation and employee         $ 6,940     $ 6,610
     benefits
     Accrued retirement and              3,058       2,902
     postemployment
     Interest payable                    4,340       5,075
     Other                               9,374       8,400

                                       $23,712     $22,987

6. Employee Benefit Plans

                                                      Other
                               Pension Benefits   Postretirement
                                                     Benefits
                                 1998      1997      1998      1997
Change in benefit obligation
Benefit obligation at
beginning of year              $43,671   $42,972    $9,433    $9,329
Service cost                     1,622     1,445       362       342
Interest cost                    3,099     2,911       658       646
Participant contributions          --         --       184       208
Amendments                         758        --        --        --
Actuarial loss (gain)            3,522    (2,055)      620        (9)
Benefits paid                   (1,663)   (1,602)   (1,102)   (1,083)

Benefit obligation at end of
year                            51,009    43,671    10,155     9,433

Change in plan assets
Fair value of plan assets at
beginning
 of year                        33,684    31,348        --        --
Actual return on plan assets     2,831     2,109        --        --
Company contribution             1,731     1,829       918       875
Participant contributions           --        --       184       208
Benefits paid                   (1,663)   (1,602)   (1,102 )  (1,083)

Fair value of plan assets at
end of year                     36,583    33,684        --        --

Funded status                  (14,426)   (9,987)  (10,155)   (9,433)
Unrecognized actuarial loss      2,040    (1,512)    3,145     2,676
Unrecognized prior service
cost                             2,302     1,733      (188      (251)
Accrued benefit               $(10,084)  $(9,766)  $(7,198)  $(7,008)

Weighted average assumptions
as of December 31:
Discount rate                     6.50%     7.25%     6.50%     7.25%
Expected return on plan
assets                            8.50%     8.50%

Other postretirement benefits provided by the Company include limited health care and life insurance benefits for certain retired employees. The health care cost trend rate is not a factor in the calculation of the other postretirement benefit obligation as the plan limits per capita benefits to a fixed level. Claims in excess of this amount are the responsibility of the retiree.

                                                              Other
                         Pension Benefits                Postretirement
                                                             Benefits
Components of net        1998     1997     1996       1998     1997     1996
periodic benefit cost:
Service cost           $1,622     $1,445   $1,387     $362     $342     $332
Interest cost           3,099      2,911    2,862      658      646      656
Expected return on     (2,861)    (2,685)  (2,549)      --       --       --
 plan assets
Recognized actuarial      --          --       --      151      166      214
 loss
Amortization of prior    189         189      189      (63)     (63)     (63)
 service cost

Net periodic benefit
 cost                 $2,049      $1,860   $1,889     1,108    1,091   1,139

As discussed above, healthcare benefits provided by the Company are set at a fixed per capita amount. Consequently changes in health care rates have no effect on the other postretirement benefit obligation, service cost or interest cost.

The Company has a contributory defined contribution savings plan which covers all of its eligible employees. Eligibility in the plan is obtained the month following hire with no minimum age requirement. A participant may make a basic contribution to the plan ranging from 2% to 6% of the participant's salary and a supplemental contribution of 2%, 4%, or 6% of the participant's salary. The Company matches 70% of the participant's basic contribution. Expense recognized each of the years ended December 31, 1998, 1997 and 1996 was $1,510, $1,347 and $1,356, respectively.

The Company provides postemployment benefits to certain former and inactive employees. Net periodic postemployment benefit cost for years ended December 31, included the following components:

                                  1998     1997      1996

     Service cost                $153      $137      $115
     Interest cost                185       179       157
     Amortization of               19        --        --
     unrecognized losses

                                 $357      $316      $272

The recorded liabilities for these postemployment benefits, none of which have been funded, are $2,053 and $1,906 at December 31, 1998 and 1997, respectively.

7. Income Taxes

The Company files separate state income tax returns and is included in the consolidated federal income tax return of its parent company, Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its federal income tax liability on a separate return basis.

The expense equivalent to provision for income taxes in each of the three years in the period ended December 31, consists of:

                                       1998      1997      1996

     Current, principally federal    $7,397    $5,120    $3,900
     Deferred, principally federal   (2,097)   (2,480)     (170)
                                     $5,300    $2,640    $3,730

     Tax benefit of
     extraordinary loss               $(277)      $--       $--

The expense equivalent to provision for income taxes for 1998, 1997 and 1996 results principally from current year operating results.

A reconciliation of the expected expense equivalent to provision for income taxes at the statutory federal income tax rate and the actual tax provision each of the three years ended December 31, is as follows:

                                      1998     1997    1996

     Tax provision at 35%
      statutory rate                $4,130  $1,687  $2,677
     State taxes, net of federal       519     370     231
     Non-deductible amortization of
      excess of investment over
      net assets acquired              555     555     555
     Other, net                         96      28     267

                                    $5,300  $2,640  $3,730

     Effective Rate                  44.9%    54.8%   48.8%

Deferred income taxes applicable to temporary differences at December 31, 1998 and 1997 (net of a $1.6 million reclassification from deferred tax liabilities to currently payable taxes made in conjunction with the filing of the 1996 tax return) are as follows:

                                           1998        1997
     Assets:
      Employee benefits                  $9,646      $9,450
      Gross deferred tax assets           9,646       9,450

     Liabilities:
      Inventory basis difference         (4,864)     (4,824)
      Property, plant and equipment
     basis difference                   (14,022)    (16,242)
      Other, net                           (267)        (65)
      Gross deferred tax liabilities    (19,153)    (21,131)

      Net deferred tax liability        $(9,507)   $(11,681)

Under the Tax Sharing Agreement between the Company and Lancer, the Company is required to pay Lancer an amount equal to the Company's current federal income tax liability calculated on a separate return basis. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Lancer made capital contributions to the Company pursuant to this agreement of $2,710, $2,620, and $1,580 during 1998, 1997 and 1996, respectively. The Company issued common stock to Lancer in recognition of these capital contributions (see Note 10).

The Company has certain federal net operating loss carryforwards of approximately $200,000 from its merger with First Colony Farms, Inc. which begin expiring in 2001. These carryforwards are subject to limitations imposed by the Internal Revenue Code. At December 31, 1998 and 1997, these carryforwards have been fully reduced by a valuation allowance.

8. Long-Term Debt

Long-term debt consists of the following at December 31:

                                                     1998        1997
     Senior Revolving Credit Facility,
     due July 1, 2005
     Rate at December 31, 1998: 6.8%               $1,000      $2,000

     Senior Term Loan, due July 1, 2005
     Rates at December 31, 1998:  6.6% - 6.8%      35,000      27,000

   Senior Debt Repurchase Line, due in
     20 equal quartely installments
     beginning August 15, 2000
    Rates at December 31, 1998:  6.9% - 7.3%        9,000         --

     Senior Subordinated Notes, 11.375%,
     due July 1, 2001                              67,150      85,000
       Total debt                                 112,150     114,000

     Less:  Current maturities                        --       (4,000)

       Total long-term debt                      $112,150    $110,000

The Company's Senior Subordinated Notes (the "Notes") are redeemable at the option of the Company, in whole or in part, at certain specified call prices on or after July 1, 1998.

During the third and fourth quarters of 1998, the Company repurchased $17,850 of Notes on the open market. The loss on early extinguishment of debt represents the write off of related deferred financing charges and premium paid on repurchase, net of a $277 tax benefit.

In 1993 concurrent with the issuance of the Notes, the Company entered into a loan agreement (the "Loan Agreement') with a senior lending institution which established the Revolving Credit Facility ("Revolver") and Term Loan (collectively with the Debt Repurchase Line the "Credit Facilities"). This Loan Agreement was most recently amended in October 1998, to extend the maturity of the Revolving Credit Facility and Term Loan to July, 1, 2005, lower the interest rate, and establish the Debt Repurchase Line, to be used for repurchases of the Company's Notes up to $10,000.

The Revolver permits the Company to borrow up to $20,000 subject to borrowing base availability (as defined in the agreement) and, at the option of the Company (subject to certain conditions), may be increased by two additional $5,000 options.

The Loan Agreement was also amended during March 1997, to allow the sale of the Preferred Stock (see Note 9) and the $47,700 dividend to Lancer.

Interest under the Credit Facilities is payable at varying rates based on prime or LIBOR. The unused Revolving Credit Facility at December 31, 1998, net of $449 of outstanding letters of credit, was $18,551. The unused Debt Repurchase Line (subject to certain conditions) at December 31, 1998 was $1,000.

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

The future maturities of long-term debt at December 31, 1998 are as follows:

     1999                           $    --
     2000                               900
     2001                            68,950
     2002                             1,800
     2003                             1,800
     Thereafter                      38,700

                                   $112,150

9. Redeemable Exchangeable Preferred Stock

On March 12, 1997, the Company completed a private offering of 50,000 shares of 11-1/4% Series A Cumulative Exchangeable Preferred Stock ("Preferred Stock"). Each share has a liquidation preference of one thousand dollars, plus accumulated and unpaid dividends. The Company is required, subject to certain conditions, to redeem all of the Preferred Stock outstanding on March 15, 2009 at a redemption price equal to 100% of the liquidation preference. Dividends are payable semi-annually at an annual rate of 11-1/4%, and may (prior to March 15, 2002) be paid, at the Company's option, either in cash or in additional shares of Preferred Stock. Semi-annual dividends have been paid in cash since issuance.

The net proceeds from this offering of $47,700 were used to fund a dividend to Lancer, and used by Lancer to redeem approximately $47,700 of its Series C Preferred Stock.

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

Issuance of Common Stock
The Company issued 73,000, 94,000, 50,000, and 73,000 additional shares of its common stock on March 31, June 30, September 30, and December 31, 1998, respectively, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement and other capital contributions.

The Company issued 52,000, 53,000 and 280,000 additional shares of its common stock on March 31, 1997, June 30, 1997 and December 31, 1997, respectively, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement and other capital contributions.

Dividends
On March 12, 1997 and December 5, 1996 the Company, with the approval of its senior lender, declared and paid dividends of $47,700 ($6.11 per share) and $17,000 ($2.19 per share), respectively, to Lancer.

11. Commitments and Contingencies

Operating Leases
The Company is obligated to make payments under noncancellable operating leases expiring at various dates through 2003.

Future minimum payments by year under operating leases consist of the following at December 31, 1998:

          Year              Minimum Rental

          1999                   $ 518
          2000                     430
          2001                     133
          2002                      86
          2003                      30

                                $1,197

Rental expense for the years ended December 31, 1998, 1997 and 1996 was $506, $447, and $446, respectively.

Equity Participation Plan
The Company maintains an Equity Participation Plan (the "Plan") which provides for the award of up to an aggregate of 180,000 Equity Participation Rights ("Rights") to certain current and past officers and key employees. At December 31, 1998, all 180,000 rights were granted and have vested and 117,000 rights were outstanding.

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

At December 31, 1998 and 1997 the exercise price exceeds estimated fair market value of the Company's common stock. During 1997, the Company paid $25 to redeem 63,000 rights. No additional compensation was charged to earnings for this plan during 1998, 1997 or 1996.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
          Schedule II - Valuation and Qualifying Accounts and Reserves
                   for the three years ended December 31, 1998
                                ($ in thousands)


                     Balance at   Charged to   Charged              Balance at
                      Beginning   Costs and    to other                 End of
     Description      of Period   Expenses     Accounts    Deductions   Period

     1998
     Allowance for
     doubtful
     accounts           $600      $100           $--       $--         $700

     1997
     Allowance for
     doubtful
     accounts           $600       $32           $--       $(32)       $600

     1996
     Allowance for
     doubtful
     accounts           $600      $520            $--      $(52)       $600