Form 10-Q
period 1999-03-31
FAIRFIELD MANUFACTURING CO INC
filed 1999-04-26
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-Q

              [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended:  March 31, 1999

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

               Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999 is as follows:

                        8,554,000 shares of Common Stock

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                                    Form 10-Q

                                 March 31, 1999

Part I - FINANCIAL INFORMATION

                                                                 Page
Item 1 -  Financial Statements:

     Consolidated Balance Sheets, March 31, 1999
     (Unaudited) and
     December 31, 1998                                             3

     Consolidated Statements of Operations for the three
     months ended
     March 31, 1999 and 1998 (Unaudited)                           4

     Consolidated Statement of Stockholder's Equity
     (Deficit) for the three
     months ended March 31, 1999 (Unaudited)                       5

     Consolidated Statements of Cash Flows for the three
     months ended
     March 31, 1999 and 1998 (Unaudited)                           6

     Notes to Consolidated Financial Statements                    7

Item 2 -  Management's Discussion and Analysis of
     Financial Condition and
    Results of Operations                                        8-10

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.                        11

SIGNATURE                                                         11

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                             March 31,      December 31,
                                                1999           1998
     ASSETS                                 (unaudited)
Current assets:
     Cash and cash equivalents                 $ 1,188          $ 2,822
     Trade receivables, less allowance
      of $700                                   26,901           27,368
     Inventory                                  26,280           25,519
     Prepaid expenses                              377              369
        Total current assets                    54,746           56,078

Property, plant and equipment, net of
     accumulated
     depreciation of $97,015 and
     $94,956 in 1999 and 1998,
     respectively                               68,557           68,239

Other assets:
     Excess of investment over net
     assets acquired, less
     accumulated amortization of
     $15,483 and $15,082 in
     1999 and 1998, respectively                48,876           49,277
     Deferred financing costs, less
     accumulated amortization
     of $3,837 and $3,684 in 1999 and
     1998, respectively                          1,371            1,524
     Total other assets                         50,247           50,801

     Total assets                              $173,550        $175,118

LIABILITIES AND STOCKHOLDER'S EQUITY
     (DEFICIT)
Current liabilities:
     Accounts payable                          $14,988         $ 13,967
     Due to parent                               1,366              482
     Accrued liabilities                        21,636           23,712
     Deferred income taxes                       2,047            2,047
     Total current liabilities                  40,037           40,208

Accrued retirement costs                        15,257           16,278
Deferred income taxes                            7,115            7,460
Long-term debt                                 109,150          112,150

  11-1/4% Cumulative exchangeable
     preferred stock                            48,090           48,042

Stockholder's equity (deficit):
     Common stock: par value $.01 per
     share, 10,000,000
     shares authorized, 8,554,000 and
     8,480,000 issued
     and outstanding in 1999 and 1998,              86              85
     respectively
     Additional paid-in capital                 43,461          42,322
     Accumulated deficit                       (89,646)       (91,427)
     Total stockholder's deficit               (46,099)       (49,020)

     Total liabilities and stockholder's
     deficit                                   $173,550       $175,118



   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three Months Ended March 31
                                 (In thousands)
                                   (Unaudited)

                                                  1999        1998

Net sales                                       $60,399     $55,388
Cost of sales                                    47,341      45,368
   Selling, general and administrative
     expenses                                     4,339       4,201

     Operating income                             8,719       5,819

 Interest expense, net                            2,825       3,303
Other expense, net                                    2          14

     Income before income taxes                   5,892       2,502

Provision for income taxes                        2,657       1,130

     Net income                                  $3,235      $1,372

   Preferred stock dividends and discount
     accretion                                  (1,454)     (1,453)

     Net income (loss) available to common
     stockholder                                $1,781       $ (81)







   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                    For the Three Months Ended March 31, 1999
                                  (In thousands)
                                   (Unaudited)

                             Common   Additional  Accumulated    Stock-
                              Stock    Paid-in    Deficit        Holder's
                                       Capital                   Equity
                                                                 (Deficit)

Balance, December 31, 1998  $   85    $42,322     $(91,427)      $ (49,020)
Capital contribution             1      1,139           --            1,140
Preferred stock dividends       --         --       (1,406)         (1,406)
Preferred stock discount        --         --          (48)            (48)
     accretion
Net income                      --         --         3,235           3,235

Balance, March 31, 1999     $   86    $43,461     $(89,646)      $ (46,099)

The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Three Months Ended March 31
                                 (In thousands)
                                   (Unaudited)

                                                  1999           1998
Operating Activities:
Net income                                      $3,235         $1,372
  Adjustments to reconcile net income to net
    cash provided
    (used) by operating activities:
    Depreciation and amortization                3,358          3,375
    Deferred income taxes                        (345)          (160)
    Accrued retirement costs                    (1,021)       (1,026)
    Changes in working capital:
    Trade receivables                              467        (6,026)
    Inventory                                    (761)        (3,210)
    Prepaid expenses                               (8)           (95)
    Accounts payable                             1,467          3,122
    Due to parent                                  844            600
    Accrued liabilities                          (629)        (1,259)

    Net cash provided (used) by operating        6,607        (3,307)
   activities

Investing Activities:
Additions to property, plant and equipment, net (3,568)       (4,061)

    Net cash used by investing activities       (3,568)       (4,061)

Financing Activities:
Capital contributions, principally under tax     1,140            500
 sharing agreement
Repayment of long-term debt                     (2,000)       (1,000)
Net change in revolving credit facility         (1,000)         8,000
Payment of preferred stock dividends            (2,813)       (2,813)

    Net cash provided (used) by financing       (4,673)        4,687
     activities

Cash and Cash Equivalents:
Decrease in cash and cash equivalents           (1,634)      (2,681)
Beginning of year                                 2,822        3,059

End of year                                      $1,188         $378

Supplemental Disclosures:
Cash paid for:
    Interest                                     $4,677       $5,549
    Federal taxes to parent under tax sharing     1,640          500
    agreement (Note 2)

  Non-cash investing and financing activities:
    Additions to property, plant and equipment
    included in
    accounts payable at end of period            $  399         $246
    Preferred stock dividends accrued             1,406        1,405




   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                   Notes to Consolidated Financial Statements
                        (In thousands, except share data)
                                   (Unaudited)

1.   Interim Financial Information

     The accompanying consolidated financial statements have been prepared by Fairfield Manufacturing Company, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998.

     In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. However, interim financial results are not necessarily indicative of the results for a full year. Certain prior year information has been reclassified to conform to current year presentation.

2.   Parent Company of Registrant

     The Company is wholly-owned by Lancer Industries Inc. ("Lancer").

     The Company is included in the consolidated federal income tax return of Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its current federal income tax liability on a separate return basis and pay that amount to Lancer. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Lancer made capital contributions to the Company pursuant to this agreement of $1,140 and $500 during the three months ended March 31, 1999 and 1998, respectively. The Company issued 74,000 and 73,000 shares of common stock to Lancer during the three months ended March 31, 1999 and 1998, respectively, in recognition of these capital contributions.

3.   Inventory

     Inventory, which is valued at the lower of last-in, first-out (LIFO) cost or market, consists of the following:

                                     March 31, 1999  December 31, 1998

Raw materials                            $3,542           $3,852
Work in process                          12,190           11,933
Finished goods                           10,548            9,734
                                         26,280           25,519
Less: excess of FIFO cost over               --               --
    LIFO cost
                                        $26,280          $25,519

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Net sales for the three months ended March 31, 1999 were $60.4 million, an increase of $5.0 million, or 9.0%, from the same period in 1998. The increase in sales for the three months ended March 31, 1999 resulted from continued strong market demand for the Company's products as well as increased productive capacity from the Company's capital investment program.

     Cost of sales for the three months ended March 31, 1999 increased by $1.9 million, to $47.3 million, compared to $45.4 million, for the same period in 1998. Gross margin was 21.6% for the first quarter of 1999 compared to 18.1% in the first quarter of 1998. The increase in cost of sales compared to the same period in 1998 was primarily a result of increased sales volume during 1999 while the increase in gross margin is being driven by improved raw material prices, increased productivity as well as improved product pricing and a more favorable product mix.

     Selling, general and administrative expenses ("SG&A"), including goodwill amortization, were $4.3 million, or 7.2% of net sales, for the three months ended March 31, 1999, compared to $4.2 million, or 7.6% of net sales, for the same period in 1998.

     Earnings from operations for the three months ended March 31, 1999 increased 49.8% to $8.7 million, or 14.4% of net sales, compared to $5.8 million, or 10.5% of net sales, for the comparable 1998 period.

     Interest expense in the first quarter of 1999 decreased to $2.8 million from $3.3 million for the first quarter of 1998. This decrease reflects lower debt balances and lower average interest rates in the first quarter of 1999 verses the first quarter of 1998.

     The Company had net income before income taxes of $5.9 million in the first quarter of 1999 compared to $2.5 million in the first quarter of 1998.

     Net income of $3.2 million for the first quarter of 1999 represents a 135.8% increase over net income of $1.4 million for the same period of 1998.

     Net income available to common stockholder was $1.8 million for the first quarter 1999 compared to a net loss available to common stockholder of $0.1 million for the same period in 1998.

     Liquidity and Capital Resources

     The Company uses funds provided by operations and short-term borrowings under its Credit Facility to meet liquidity requirements. Net cash provided by operations for the three months ended March 31, 1999 was $6.6 million, an increase of $9.9 million compared with the same period in 1998 when net cash used by operations was $3.3 million. Working capital at March 31, 1999 decreased to $14.7 million from $15.9 million at December 31, 1998 reflecting improved management of receivables and inventory.

     Capital expenditures for manufacturing equipment, machine tools, and building improvements totaled $3.6 million and $4.1 million during the first three months of 1999 and 1998, respectively, of which $0.4 million and $0.2 million in 1999 and 1998, respectively, was funded by an increase in accounts payable. Capital expenditures for both 1999 and 1998 have been primarily for increased capacity and productivity to support increased sales.

     Net cash used by financing activities was $4.7 million during the first quarter of 1999 compared to net cash provided by financing activities of $4.7 million in the first quarter of 1998. Strong operating cash flows and capital contributions during 1999 were used to fund the preferred stock dividend as well as repayments of long term debt.

     At March 31, 1999, the Company has $19.6 million available under its $20 million Revolving Credit Facility (with outstanding letters of credit of approximately $0.4 million limiting availability to $19.6 million) and $1 million available under the Debt Repurchase Line which can be used to fund repurchases of the Company's 11 3/8% Senior Subordinated Notes. The Company additionally has the option to exercise two $5 million increases (subject to certain conditions) to the Revolving Credit Facility.

     Management expects to use cash flows from operations to fund the Company's planned capital requirements for the remainder of 1999, including capital expenditures, interest on long term debt and preferred stock dividends. The Company's Credit Facilities, as discussed above and in Note 8 to the Company's 1998 consolidated financial statements, may also be utilized to meet additional liquidity needs.

     The Company proposes to issue approximately $100 million of Senior Subordinated Notes in an offering that is expected to be completed in the second quarter of 1999. The proceeds of the offering will be used by the Company to redeem its outstanding 11-3/8% Senior Subordinated Notes due 2001, to repay a portion of the borrowing under its Credit Facility and to pay the fees and expenses of the offering. The Company intends to redeem the 11-3/8% Senior Subordinated Notes in July 1999.

     Impact of the Year 2000

     During 1997, the Company began the process of assessing the magnitude of the year 2000 ("Y2K") on the Company's primary computer systems ("Business System"). Following this assessment, a plan was established to modify, upgrade, or replace non-compliant hardware and software applications with a target completion date of March 1999 for all "critical" applications and continuing through 1999 for "non-critical" applications. The Company is currently on schedule with regard to critical applications. Testing is being performed on an ongoing basis upon completion of an application and is expected to continue throughout 1999. As of March 31, 1999, all critical applications and approximately 90% of all Business System applications have been remediated and tested. The Company has not developed a comprehensive contingency plan with regard to the Business System as all critical applications are expected to be Y2K ready. If progress toward Y2K readiness deviates from the anticipated time line or the Company identifies significant additional risks, appropriate contingency plans will be developed at that time.

     None of the Company's products contain imbedded electronics or other potentially date sensitive components and as such do not require any Y2K compliance effort.

     Several types of systems and equipment such as phones, facilities, manufacturing equipment, etc. (collectively "non-IT systems") that are not typically thought of as computer systems may contain imbedded hardware or software that may have a time element. The Company has completed an inventory of non-IT systems and has contacted vendors of these systems and equipment to determine if they are Y2K compliant. As of March 31, 1999 the Company has received responses from vendors confirming the compliance of approximately 80% of all manufacturing equipment and identifying non-compliance issues with approximately 5% of machines. The Company is in the process of repairing, upgrading or replacing non-IT systems identified as being non-compliant and is actively following up with vendors from whom responses have not been received. The Company has not developed a comprehensive contingency plan with regard to non-IT systems and equipment as all identified mission critical systems and equipment are expected to be Y2K ready by the end of 1999. If progress toward Y2K readiness deviates from the anticipated time line or the Company identifies significant additional risks, appropriate contingency plans will be developed at that time.

     The Company is primarily utilizing internal IT resources with the additional assistance of contract programmers who are familiar with the software. It is currently estimated that the total cost associated with required modifications for both the Business System and non-IT systems to become Y2K ready will be approximately $0.4 to $0.5 million, of which approximately $0.2 million has been spent as of March 31, 1999. These costs are being expensed as incurred and are being funded from existing operating budgets.

     The Company relies on third party suppliers for raw materials, water, utilities, transportation, and other services. Interruption of supplier operations due to Y2K issues could affect the Company's operations. The Company is in the process of evaluating and monitoring the status of key suppliers' progress toward Y2K compliance. As a component of this process, the Company has sent a questionnaire to suppliers inquiring about their Y2K plan and stage of readiness. As of March 31, 1999 the Company has received responses from 25 key suppliers, which together represented over 75% of the Company's total material purchases in 1998. All respondents have acknowledged the issues surrounding Y2K, have a plan in place, and have stated their intent to be compliant by the end of 1999 or earlier. The Company will continue to monitor the progress of key suppliers during 1999, and, if necessary, determine potential alternative suppliers and/or develop contingency requirements. These activities, while a means of risk management, cannot eliminate the potential for disruption of the Company's operations due to third party failure.

     The Company is also dependent upon our customers for sales and cash flow. The Company is in the process of contacting key customers to ascertain their Y2K readiness. The progress of key customers toward Y2K compliance will continue to be monitored throughout 1999.

     The failure to correct a material Y2K problem in the Company's critical Business System applications and non-IT systems, could result in an interruption in, or failure of, certain normal business activities or operations. Additionally, in the event that any of the Company's key suppliers and customers fail to successfully and timely achieve Y2K compliance and the Company is unable to replace them with alternate suppliers or new customers, the Company's normal business activities could be adversely affected. Such interruptions or failures could have a material adverse impact on the Company's results of operations, cash flows, and financial condition.

     The above discussion of Y2K and its potential impact on the Company contains forward looking statements that are based on management's best estimates of future events. Specific factors that could affect the actual outcome of these estimates and conclusions include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose operations impact the Company, and other similar uncertainties.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K

     (a)  Exhibit No.         Description

          (10)(a) The Collective Bargaining Agreement, ratified October 28, 1998, between Fairfield Manufacturing Company, Inc. and United Auto Workers' Local 2317.

          (27)           Financial Data Schedule




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 26, 1999.

                              FAIRFIELD MANUFACTURING COMPANY, INC.

                              By: /S/ Richard A. Bush
                                      Richard A. Bush
                                   Vice President Finance
                        (Principal Financial and Accounting Officer)