Form 10-Q
period 1999-06-30
FAIRFIELD MANUFACTURING CO INC
filed 1999-08-13
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-Q

              [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended:  June 30, 1999

                                       OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File No.:  33-62598


                          Fairfield Manufacturing Company, Inc.
             (Exact name of Registrant as specified in its charter)


               Delaware                          63-0500160
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)         Identification No.)


       U. S. 52 South, Lafayette, IN                     47909
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (765) 474-3474


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999 is as follows:

                        8,612,000 shares of Common Stock

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                                    Form 10-Q

                                  June 30, 1999

Part I - FINANCIAL INFORMATION

                                                                 Page
Item 1 -  Financial Statements:

    Consolidated Balance Sheets, June 30, 1999 (Unaudited)         3
     and December 31, 1998

    Consolidated Statements of Operations for the three and        4
     six months ended June 30, 1999 and 1998 (Unaudited)

    Consolidated Statement of Stockholder's Equity                 5
     (Deficit) for the six months ended June 30, 1999
     (Unaudited)

    Consolidated Statements of Cash Flows for the six              6
     months ended June 30, 1999 and 1998 (Unaudited)

     Notes to Consolidated Financial Statements (Unaudited)      7 - 8

Item 2 -    Management's Discussion and Analysis of              9 -12
     Financial Condition and Results of Operations

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.                        13

SIGNATURE                                                         13

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                              June 30,  December 31,
                                                  1999          1998
     ASSETS                                (unaudited)
Current assets:
     Cash and cash equivalents                  $5,751        $2,822
     Trade receivables, less allowance          22,803        27,368
     of $700
     Inventory                                  22,310        25,519
     Prepaid expenses                              952           369
     Due from parent                               569            --
        Total current assets                    52,385        56,078

Property, plant and equipment, net of
     accumulated
     depreciation of $99,555 and
     $94,956 in 1999 and 1998,
     Respectively                               67,673        68,239

Other assets:
     Excess of investment over net
     assets acquired, less
     accumulated amortization of
     $15,885 and $15,082 in
     1999 and 1998, respectively                48,474        49,277
     Deferred financing costs, less
     accumulated amortization
     of $954 and $3,684 in 1999 and              3,296         1,524
     1998, respectively
     Total other assets                         51,770        50,801

     Total assets                             $171,828      $175,118

LIABILITIES AND STOCKHOLDER'S EQUITY
     (DEFICIT)
Current liabilities:
     Accounts payable                          $11,939       $13,967
     Due to parent                                  --           482
     Accrued liabilities                        21,727        23,712
     Deferred income taxes                       2,047         2,047
     Total current liabilities                  35,713        40,208

Accrued retirement costs                        16,159        16,278
Deferred income taxes                            6,801         7,460
Long-term debt                                 110,000       112,150

  Commitments and contingencies                     --            --
  11-1/4% Cumulative exchangeable preferred     48,138        48,042
     stock

Stockholder's equity (deficit):
     Common stock: par value $.01 per
     share, 10,000,000
     shares authorized, 8,612,000 and
     8,480,000 issued
     and outstanding in 1999 and 1998,              86            85
     respectively
     Additional paid-in capital                 44,491        42,322
     Accumulated deficit                      (89,560)      (91,427)
     Total stockholder's deficit              (44,983)      (49,020)

     Total liabilities and stockholder's      $171,828      $175,118
     deficit

   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three and Six Months Ended June 30
                                 (In thousands)
                                   (Unaudited)

                                       Three months      Six months ended
                                          ended              June 30,
                                         June 30,
                                        1999     1998        1999       1998

Net sales                             $56,966  $56,462    $117,365  $111,850
Cost of sales                          45,022   45,537      92,363    90,905
 Selling, general and                   4,259    4,093       8,598     8,294
   administrative expenses

   Operating income                     7,685    6,832      16,404    12,651

Interest expense, net                   3,325    3,314       6,151     6,617
Other (income) expense, net             (998)       24       (997)        37

   Income before income taxes           5,358    3,494      11,250     5,997

Provision for income taxes              2,417    1,570       5,074     2,700

   Net income before extraordinary      2,941    1,924       6,176     3,297
   item

Loss on early extinguishment of debt,   1,401       --       1,401       --
   net of taxes


   Net income                           1,540    1,924       4,775     3,297

 Preferred stock dividends and        (1,454)  (1,454)     (2,908)   (2,907)
   discount accretion

   Net income available to common         $86     $470      $1,867     $390
   stockholder



   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                     For the Six Months Ended June 30, 1999
                                  (In thousands)
                                   (Unaudited)

                                   Additional                  Stock-Holder's
                          Common      Paid-in  Accumulated   Equity (Deficit)
                           Stock      Capital      Deficit

Balance, December 31, 1998    $85      $42,322    $(91,427)         $(49,020)
Capital contribution            1        2,169           --             2,170
Preferred stock                --           --      (2,812)           (2,812)
     dividends
Preferred stock discount       --           --         (96)              (96)
     accretion
Net income                     --           --        4,775             4,775

     Balance, June 30, 1999   $86      $44,491    $(89,560)         $(44,983)

   he accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30
                                 (In thousands)
                                   (Unaudited)

                                                     1999         1998
Operating Activities:
Net income                                         $4,775       $3,297
  Adjustments to reconcile net income to net
    cash provided
    (used) by operating activities:
    Depreciation and amortization                   6,784        6,754
    Deferred income taxes                           (659)        (380)
    Accrued retirement costs                        (119)        (413)
    Loss on early extinguishment of debt            1,401           --
    Changes in working capital:
    Trade receivables                               4,565      (6,079)
    Inventory                                       3,209      (2,171)
    Prepaid expenses                                (583)          184
    Accounts payable                              (1,416)        2,255
    Due to parent                                 (1,051)        1,230
    Accrued liabilities                           (1,852)      (5,273)

    Net cash provided (used) by operating          15,054        (596)
    activities

Investing Activities:
Additions to property, plant and equipment, net   (5,655)      (6,041)

    Net cash used by investing activities         (5,655)      (6,041)

Financing Activities:
Capital contributions, principally under tax        2,170        1,390
    sharing agreement
Proceeds of long-term debt                         97,750           --
Repayment of long-term debt                     (101,150)      (2,000)
Net change in revolving credit facility           (1,000)        7,000
Premium paid on early retirement of bonds         (1,428)           --
Payment of preferred stock dividends              (2,812)      (2,812)

    Net cash provided (used) by financing         (6,470)        3,578
    activities

Cash and Cash Equivalents:
Increase (decrease) in cash and cash                2,929      (3,059)
    equivalents
Beginning of year                                   2,822        3,059

End of period                                      $5,751          $--

Supplemental Disclosures:
Cash paid for:
    Interest                                       $9,335      $11,071
    Federal taxes to parent under tax sharing       5,120          200
    agreement (Note 2)

  Non-cash investing and financing activities:
    Additions to property, plant and equipment
    included in
    accounts payable at end of period                $233       $1,511
    Preferred stock dividends accrued               1,677        1,677


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

     In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at June 30, 1999 and the results of operations and cash flows for the six months ended June 30, 1999 and 1998. However, interim financial results are not necessarily indicative of the results for a full year. Certain prior year information has been reclassified to conform to current year presentation.

2.   Parent Company of Registrant

     The Company is wholly-owned by Lancer Industries Inc. ("Lancer").

     The Company is included in the consolidated federal income tax return of Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its current federal income tax liability on a separate return basis and pay that amount to Lancer. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Lancer made capital contributions to the Company pursuant to this agreement of $2,170 and $1,390 during the six months ended June 30, 1999 and 1998, respectively. The Company issued 132,000 and 167,000 shares of common stock to Lancer during the six months ended June 30, 1999 and 1998, respectively, in recognition of these capital contributions.

3.   Inventory

     Inventory, which is valued at the lower of last-in, first-out (LIFO) cost or market, consists of the following:

                                    June 30, 1999   December 31, 1998

Raw materials                              $2,910              $3,852
Work in process                            10,831              11,933
Finished goods                              8,569               9,734
                                           22,310              25,519
Less: excess of FIFO cost over                 --                  --
    LIFO cost
                                          $22,310             $25,519

4.   Debt Refinancing

     On May 19, 1999, the Company issued $100 million of 9-5/8% Senior Subordinated Notes due 2008. The proceeds of the offering were used by the Company as follows; 1) approximately $68.6 million was used to redeem the 11-3/8% Senior Subordinated Notes due 2001; 2) approximately $27.7 million was used to reduce outstanding amounts under its Credit Facility and; 3) approximately $3.7 million was used to pay the fees and expenses of the offering. The deferred financing costs associated with the 11-3/8% notes were written off as part of the loss on the early extinguishment of debt discussed above. The Company also amended the senior credit facility for the new note issue and increased its availability under its Revolving Credit Facility (subject to certain conditions).

5.   Recent Developments

     On Saturday, June 12, 1999, the Company had a fire at its manufacturing plant in Lafayette, Indiana. By 11 p.m. Sunday, June 13, 1999 the Company had resumed operations and began shipping products to customers on the morning of Monday, June 14, 1999. The fire damaged the facility and equipment and the Company is currently in the process of restoring operations to the same level as before the fire. The Company believes that the damages of the fire, including the costs of clean-up and business interruption, are covered by current insurance policies. The Company is currently in the process of accumulating the costs associated with this fire and preparing an insurance claim. Through the end of the quarter direct cost associated with the clean-up and repair portions of the claim were $1.0 million and have been reimbursed by the insurance carrier. The Company has estimated its business interruption claim for the second quarter to be $1.9 million; however, the claim is subject to audit, review and negotiation with its insurance carrier. The Company has determined that its minimum probable recovery through June 30, 1999 is $1.0 million and has recorded that amount in the second quarter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Recent Development

     On Saturday, June 12, 1999, the Company had a fire at its manufacturing plant in Lafayette, Indiana. By 11 p.m. Sunday, June 13, 1999 the Company had resumed operations and began shipping products to customers on the morning of Monday, June 14, 1999. The fire damaged the facility and equipment and the Company is currently in the process of restoring operations to the same level as before the fire. The Company believes that the damages of the fire, including the costs of clean-up and business interruption, are covered by current insurance policies. The Company is currently in the process of accumulating the costs associated with this fire and preparing an insurance claim. Through the end of the quarter direct cost associated with the clean-up and repair portions of the claim were $1.0 million and have been reimbursed by the insurance carrier. The Company has estimated its business interruption claim for the second quarter to be $1.9 million; however, the claim is subject to audit, review and negotiation with its insurance carrier. The Company has determined that its minimum probable recovery through June 30, 1999 is $1.0 million and has recorded that amount in the second quarter.

     Results of Operations

     Net sales for the three months ended June 30, 1999 were $57.0 million, an increase of $0.5 million, or 0.9%, from the same period in 1998. For the six months ended June 30, 1999, the Company's net sales increased by $5.5 million, or 4.9%, to $117.4 million compared to $111.9 million for the six months ended June 30, 1998. The increase in sales for the three and six months ended June 30, 1999 resulted from continued strong market demand for the Company's products as well as increased productive capacity from the Company's capital investment program. Net sales were negatively impacted by the June 12 fire at the Company's Lafayette, Indiana manufacturing plant.

     Cost of sales for the three months ended June 30, 1999 decreased by $0.5 million, to $45.0 million, compared to $45.5 million, for the same period in 1998. Gross margin was 21.0% for the second quarter of 1999 compared to 19.3% in the second quarter of 1998. For the first half of 1999, cost of sales were $92.4 million, or 78.7% of net sales, compared to $90.9 million, or 81.3% of net sales, for the first half of 1998. The increase in cost of sales resulted primarily from the increase in sales volume whereas the decrease in cost of sales as a percentage of sales resulted from favorable raw material prices, increased productivity as well as improved product pricing and a more favorable product mix.

     Selling, general and administrative expenses ("SG&A"), including goodwill amortization, were $4.3 million, or 7.5% of net sales, for the three months ended June 30, 1999, compared to $4.1 million, or 7.2% of net sales for the same period in 1998. For the six months ended June 30, 1999, SG&A increased by $0.3 million, or 3.7%, to $8.6 million compared to $8.3 million for the six months ended June 30, 1998.

     Earnings from operations for the three months ended June 30, 1999 increased 12.5% to $7.7 million, or 13.5% of net sales, compared to $6.8 million, or 12.1% of net sales, for the comparable 1998 period. For the six months ended June 30, 1999, the Company's earnings from operations were $16.4 million, or 14.0% of net sales, compared to $12.7 million, or 11.3% of net sales for the first six months of 1998.

     Interest expense in the second quarter of 1999 remained unchanged from the second quarter of 1998. For the first half of 1999 and 1998, interest expense was $6.2 million and $6.6 million, respectively. This decrease reflects lower debt balances and lower average interest rates in the first half of 1999 versus the first half of 1998.

     The Company recorded $1.0 million of other income pertaining to business interruption from the date of the fire to the end of the second quarter (see Recent Development above).

     The Company had net income before income taxes of $5.4 million in the second quarter of 1999 compared to $3.5 million in the second quarter of 1998. For the six months ended June 30, 1999, the Company's income before income taxes was $11.3 million compared to $6.0 million for the comparable 1998 period.

     The Company recorded a loss on early extinguishment of debt in the second quarter of 1999 of $1.4 million. The Company's net income was $1.5 million for the second quarter of 1999 compared to net income of $1.9 million for the second quarter of 1998. For the first six months of 1999, net income was $4.8 million compared to $3.3 million for the first six months of 1998.

     Net income available to common stockholder was $0.1 million for the second quarter of 1999 compared to net income available to common stockholder of $0.5 million for the same period in 1998. For the first six months net income available to common stockholder was $1.9 million and $0.4 million in 1999 and 1998, respectively.

     Liquidity and Capital Resources

     On May 19, 1999, the Company issued $100 million of 9-5/8% Senior Subordinated Notes due 2008. The proceeds of the offering were used by the Company as follows; 1) approximately $68.6 million was used to redeem the 11-3/8% Senior Subordinated Notes due 2001; 2) approximately $27.7 million was used to reduce outstanding amounts under its Credit Facility and; 3) approximately $3.7 million was used to pay the fees and expenses of the offering. The deferred financing costs associated with the 11-3/8% notes were written off as part of the loss on the early extinguishment of debt discussed above. The Company also amended its senior credit facility for the new note issue and increased its availability under the Revolving Credit Facility (subject to certain conditions).

     On June 6, the Company's Registration Statement of Form S-4 (File No. 333-80431) with respect to $100.0 million of its 9-5/8% Senior subordinated Notes due 2008 was declared effective by the Securities and Exchange Commission, and on August 9 the Company consummated its exchange offer for the exchange of such registered Senior Subordinated Notes for the unregistered Senior Subordinated Notes issued on May 19.

     The Company uses funds provided by operations and short-term borrowings under its Credit Facility to meet liquidity requirements. Net cash provided by operations for the six months ended June 30, 1999 was $15.1 million, an increase of $15.7 million compared with the same period in 1998 when net cash used by operations was $0.6 million. Working capital at June 1999 increased to $16.7 million from $15.9 million at December 31, 1998 reflecting improved management of receivables and inventory.

     Capital expenditures for manufacturing equipment, machine tools, and building improvements totaled $5.7 million and $6.0 million during the first six months of 1999 and 1998, respectively, of which $0.2 million and $1.5 million in 1999 and 1998, respectively, was funded by an increase in accounts payable. Capital expenditures for both 1999 and 1998 have been primarily for increased capacity and productivity to support increased sales.

     Net cash used by financing activities was $6.5 million during the second quarter of 1999 compared to net cash provided by financing activities of $3.6 million in the second quarter of 1998. Strong operating cash flows and capital contributions during 1999 were used to fund the preferred stock dividend as well as repayments of long term debt.

     At June 30, 1999, the Company has $19.6 million available under its $20 million Revolving Credit Facility since letters of credit of approximately $0.4 million have been issued under this facility. The Company additionally has the option to exercise four $5 million increases (subject to certain conditions) to the Revolving Credit Facility.

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

     Impact of the Year 2000

     During 1997, the Company began the process of assessing the magnitude of the year 2000 ("Y2K") on the Company's primary computer systems ("Business System"). Following this assessment, a plan was established to modify, upgrade, or replace non-compliant hardware and software applications with a target completion date of March 1999 for all "critical" applications and continuing through 1999 for "non-critical" applications. Testing is being performed on an ongoing basis upon completion of an application and is expected to continue throughout 1999. As of June 30, 1999, all critical applications and all Business System applications have been remediated and tested. As a result, the Company has not developed a comprehensive contingency plan with regard to the Business System as all critical applications are believed to be Y2K ready. If the Company identifies significant additional risks, appropriate contingency plans will be developed at that time.

     None of the Company's products contain imbedded electronics or other potentially date sensitive components and as such do not require any Y2K compliance effort.

     Several types of systems and equipment such as phones, facilities, manufacturing equipment, etc. (collectively "non-IT systems") that are not typically thought of as computer systems may contain imbedded hardware or software that may have a time element. The Company has completed an inventory of non-IT systems and has contacted vendors of these systems and equipment to determine if they are Y2K compliant. As of June 30, 1999 the Company has received responses from vendors confirming the compliance of approximately 80% of all manufacturing equipment and identifying non-compliance issues with approximately 5% of machines. The Company is in the process of repairing, upgrading or replacing non-IT systems identified as being non-compliant and is actively following up with vendors from whom responses have not been received. The Company has not developed a comprehensive contingency plan with regard to non-IT systems and equipment as all identified mission critical systems and equipment are expected to be Y2K ready by the end of 1999. If progress toward Y2K readiness deviates from the anticipated time line or the Company identifies significant additional risks, appropriate contingency plans will be developed at that time.

     The Company is primarily utilizing internal IT resources with the additional assistance of contract programmers who are familiar with the software. It is currently estimated that the total cost associated with required modifications for both the Business System and non-IT systems to become Y2K ready will be approximately $0.4 to $0.5 million, of which approximately $0.4 million has been spent as of June 30, 1999. These costs are being expensed as incurred and are being funded from existing operating budgets.

     The Company relies on third party suppliers for raw materials, water, utilities, transportation, and other services. Interruption of supplier operations due to Y2K issues could affect the Company's operations. The Company is in the process of evaluating and monitoring the status of key suppliers' progress toward

     Y2K compliance. As a component of this process, the Company has sent a questionnaire to suppliers inquiring about their Y2K plan and stage of readiness. As of June 30, 1999 the Company has received responses from 25 key suppliers, which together represented over 75% of the Company's total material purchases in 1998. All respondents have acknowledged the issues surrounding Y2K, have a plan in place, and have stated their intent to be compliant by the end of 1999 or earlier. The Company will continue to monitor the progress of key suppliers during 1999, and, if necessary, determine potential alternative suppliers and/or develop contingency requirements. These activities, while a means of risk management, cannot eliminate the potential for disruption of the Company's operations due to third party failure.

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

     Information Concerning Forward-Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such statements are subject to a number of risks and uncertainties, including among other things, competition, susceptibility of the Company's business to general economic conditions, the cyclical nature of the Company's business, control of the Company by Lancer, environmental regulation, significant degree of leverage, restrictive covenants related to the Company's indebtedness and preferred stock, dependence on suppliers and major customers, Y2K compliance by the Company and third parties with whom the Company does business, discovery of unknown contingent liabilities, and risks related to a unionized workforce. Actual results in the future could differ materially from those described in the forward-looking statements as a result of such risk factors. The Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect any future events or circumstances.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit No.         Description

          (27) Financial Data Schedule

     (b)  No reports 8-K were filed during the period covered by this report.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 1999.

                              FAIRFIELD MANUFACTURING COMPANY, INC.

                              By: /s/ Richard A.Bush
                                      Richard A. Bush
                                   Vice President Finance
                        (Principal Financial and Accounting Officer)