Form 10-Q
period 1999-09-30
FAIRFIELD MANUFACTURING CO INC
filed 1999-11-15
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-Q

              [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended:  September 30, 1999

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

               Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999 is as follows:

                        8,670,000 shares of Common Stock

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                                    Form 10-Q

                               September 30, 1999

Part I - FINANCIAL INFORMATION

                                                                 Page
Item 1 -  Financial Statements:

    Consolidated Balance Sheets, September 30, 1999
     (Unaudited) and December 31, 1998                             3

    Consolidated Statements of Operations for the three and
     nine months ended September 30, 1999 and 1998                 4
     (Unaudited)

    Consolidated Statement of Stockholder's Equity
     (Deficit) for the nine months ended September 30, 1999        5
     (Unaudited)

    Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1999 and 1998 (Unaudited)          6

     Notes to Consolidated Financial Statements (Unaudited)      7 - 8

Item 2 -    Management's Discussion and Analysis of
     Financial Condition and Results of Operations               9 -12

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.                        13

SIGNATURE                                                         13

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                           September 30,    December 31,
                                                1999           1998
     ASSETS                                 (unaudited)
Current assets:
     Cash and cash equivalents                 $17,338         $2,822
     Trade receivables, less allowance          21,334         27,368
       of $700
     Inventory                                  21,734         25,519
     Prepaid expenses                            4,937            369
        Total current assets                    65,343         56,078

Property, plant and equipment, net of
     accumulated
     depreciation of $102,359 and
     $94,956 in 1999 and 1998,
     respectively                               67,399         68,239

Other assets:
     Excess of investment over net
     assets acquired, less
     accumulated amortization of
     $16,287 and $15,082 in
     1999 and 1998, respectively                48,072         49,277
     Deferred financing costs, less
     accumulated amortization
     of $1,090 and $3,684 in 1999 and
     1998, respectively                          3,160          1,524
     Total other assets                         51,232         50,801

     Total assets                             $183,974       $175,118

LIABILITIES AND STOCKHOLDER'S EQUITY
     (DEFICIT)
Current liabilities:
     Accounts payable                          $14,884        $13,967
     Due to parent                                 989            482
     Accrued liabilities                        25,990         23,712
     Deferred income taxes                       2,047          2,047
     Total current liabilities                  43,910         40,208

Accrued retirement costs                        17,007         16,278
Deferred income taxes                            6,414          7,460
Long-term debt                                 110,000        112,150

  Commitments and contingencies                     --             --
  11-1/4% Cumulative exchangeable preferred
    stock                                       48,186         48,042

Stockholder's equity (deficit):
     Common stock: par value $.01 per
     share, 10,000,000
     shares authorized, 8,670,000 and
     8,480,000 issued
     and outstanding in 1999 and 1998,              87             85
     respectively
     Additional paid-in capital                 45,760         42,322
     Accumulated deficit                       (87,390)       (91,427)
     Total stockholder's deficit               (41,543)       (49,020)

     Total liabilities and stockholder's      $183,974       $175,118
       deficit

   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three and Nine Months Ended September 30
                                 (In thousands)
                                   (Unaudited)

                                       Three months         Nine months
                                          ended                ended
                                       September 30,          September 30,
                                          1999    1998       1999       1998

Net sales                             $49,076  $54,282    $166,441  $166,133
Cost of sales                          39,052   43,668     131,414   134,574
 Selling, general and
   administrative expenses              4,132    4,540      12,731    12,834

   Operating income                     5,892    6,074      22,296    18,725

Interest expense, net                   2,580    3,197       8,732     9,814
Other (income) expense, net            (3,289)      15      (4,287)       52

   Income before income taxes           6,601    2,862      17,851     8,859

Provision for income taxes              2,977    1,300       8,051     4,000

   Net income before extraordinary
    item                                3,624    1,562       9,800     4,859

Loss on early extinguishment of debt,
   net of taxes                            --      209       1,401       209


   Net income                           3,624    1,353       8,399     4,650

 Preferred stock dividends and
  discount accretion                   (1,454) (1,452)      (4,362)   (4,359)

 Net income (loss) available to
     common stockholder                $2,170    $(99)       4,037       291


   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                  For the Nine Months Ended September 30, 1999
                                  (In thousands)
                                   (Unaudited)

                                                                  Stock-
                                    Additional                    Holder's
                             Common   Paid-in     Accumulated     Equity
                              Stock   Capital      Deficit       (Deficit)

Balance, December 31, 1998     $85    $42,322     $(91,427)      $(49,020)
Capital contribution             2      3,438           --          3,440
Preferred stock dividends       --         --       (4,218)        (4,218)
Preferred stock discount        --         --         (144)          (144)
     accretion
Net income                      --         --        8,399          8,399

Balance, September 30,1999     $87    $45,760     $(87,390)     $ (41,543)

   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30
                                 (In thousands)
                                   (Unaudited)

                                                  1999           1998
Operating Activities:
Net income                                      $8,399         $4,650
  Adjustments to reconcile net income to net
    cash provided
    (used) by operating activities:
    Depreciation and amortization               10,126         10,125
    Deferred income taxes                       (1,046)          (560)
    Accrued retirement costs                       729            197
    Loss on early extinguishment of debt         1,401            209
    Changes in working capital:
    Trade receivables                            6,034         (4,854)
    Inventory                                    3,785         (4,323)
    Prepaid expenses                            (4,568)           374
    Accounts payable                               817          4,173
    Due to parent                                  507             --
    Accrued liabilities                            626         (3,204)

    Net cash provided by operating activities   26,810          6,787

Investing Activities:
Additions to property, plant and equipment, net (7,472)        (7,074)
Proceeds from involuntary conversion             3,190             --

    Net cash used by investing activities       (4,282)        (7,074)

Financing Activities:
Capital contributions, principally under tax     3,440          1,960
   sharing agreement
Proceeds of long-term debt                      97,750         10,000
Repayment of long-term debt                   (101,150)       (10,681)
Net change in revolving credit facility         (1,000)         2,000
Premium paid on early retirement of bonds       (1,427)            --
Payment of preferred stock dividends            (5,625)        (5,625)

    Net cash used by financing activities       (8,012)        (2,346)

Cash and Cash Equivalents:
Increase (decrease) in cash and cash            14,516         (2,633)
 equivalents
Beginning of year                                2,822          3,059

End of period                                  $17,338           $426

Supplemental Disclosures:
Cash paid for:
    Interest                                    $9,586        $11,805
    Federal taxes to parent under tax sharing    6,390          4,200
   agreement (Note 2)

  Non-cash investing and financing activities:
    Additions to property, plant and equipment
    included in
    accounts payable at end of period             $945           $673
    Preferred stock dividends accrued              270            270


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

     In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 1999 and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998. However, interim financial results are not necessarily indicative of the results for a full year. Certain prior year information has been reclassified to conform to current year presentation.

2.   Parent Company of Registrant

     The Company is wholly-owned by Lancer Industries Inc. ("Lancer").

     The Company is included in the consolidated federal income tax return of Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its current federal income tax liability on a separate return basis and pay that amount to Lancer. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Lancer made capital contributions to the Company pursuant to this agreement of $3,440 and $1,960 during the nine months ended September 30, 1999 and 1998, respectively. The Company issued 190,000 and 217,000 shares of common stock to Lancer during the nine months ended September 30, 1999 and 1998, respectively, in recognition of these capital contributions.

3.   Inventory

     Inventory, which is valued at the lower of last-in, first-out (LIFO) cost or market, consists of the following:

                                   September 30, 1999December 31, 1998

Raw materials                            $2,264           $3,852
Work in process                           9,872           11,933
Finished goods                            9,598            9,734
                                         21,734           25,519
Less: excess of FIFO cost over               --               --
    LIFO cost
                                         $21,734          $25,519

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

     On August 9, 1999, the Company completed its exchange offer pursuant to which all of the 9-5/8% Senior Subordinated Notes due 2003 issued on May 19, 1999 (which were unregistered) were exchanged for registered 9-5/8% Senior Subordinated Notes due 2008 that are identical to the terms of the unregistered notes. The Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-4 with respect to such registered notes on June 6, 1999.

5.   Recent Developments

     On Saturday, June 12, 1999, the Company experienced a fire at its manufacturing plant in Lafayette, Indiana. The fire damaged a portion of the facility and some of its equipment, and the Company is currently in the process of restoring operations to the same level as before the fire. The Company believes that the damages of the fire, including the costs of clean up and business interruption, are covered by current insurance policies.

     The Company is currently in the process of accumulating the costs associated with this fire and preparing an insurance claim. From the date of the fire through the end of the third quarter, direct costs associated with the clean-up and repair portions of the claim were $6.7 million of which $4.2 million has been reimbursed by the insurance carrier. The Company's insurance carrier made a preliminary estimate of $4.9 million related to the business interruption portion of the claim for the period from the date of the fire through the end of the third quarter; however, the claim is subject to additional audit, review and negotiation. The Company has determined its minimum probable recovery through September 30, 1999 is $4.3 million of which $1.0 million and $3.3 million were recorded in the second and third quarters, respectively. Through the end of the third quarter the Company's insurance carrier had advanced $2.0 million against its business interruption claim. Subsequent to the end of the third quarter and through November 11, 1999, the insurance carrier advanced an additional $5.0 million on the total claim.

     While final resolution of the claim is not anticipated until 2000, the Company anticipates reaching substantial resolution of a broad range of issues prior to the end of its current fiscal year. Included in the matters expected to be resolved is the final determination of a gain on involuntary conversion associated with the destruction of certain equipment. Management currently estimates the potential gain on involuntary conversion will be approximately $2.5 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Recent Development

     On Saturday, June 12, 1999, the Company experienced a fire at its manufacturing plant in Lafayette, Indiana. The fire damaged a portion of the facility and some of its equipment, and the Company is currently in the process of restoring operations to the same level as before the fire. The Company believes that the damages of the fire, including the costs of clean up and business interruption, are covered by current insurance policies.

     The Company is currently in the process of accumulating the costs associated with this fire and preparing an insurance claim. From the date of the fire through the end of the third quarter, direct costs associated with the clean-up and repair portions of the claim were $6.7 million of which $4.2 million has been reimbursed by the insurance carrier. The Company's insurance carrier made a preliminary estimate of $4.9 million related to the business interruption portion of the claim for the period from the date of the fire through the end of the third quarter; however, the claim is subject to additional audit, review and negotiation. The Company has determined its minimum probable recovery through September 30, 1999 is $4.3 million of which $1.0 million and $3.3 million were recorded in the second and third quarters, respectively. Through the end of the third quarter the Company's insurance carrier had advanced $2.0 million against its business interruption claim. Subsequent to the end of the third quarter and through November 11, 1999, the insurance carrier advanced an additional $5.0 million on the total claim.

     While final resolution of the claim is not anticipated until 2000, the Company anticipates reaching substantial resolution of a broad range of issues prior to the end of its current fiscal year. Included in the matters expected to be resolved is the final determination of a gain on involuntary conversion associated with the destruction of certain equipment. Management currently estimates the potential gain on involuntary conversion will be approximately $2.5 million.

     Results of Operations

     Net sales for the three months ended September 30, 1999 were $49.1 million, a decrease of $5.2 million, or 9.6%, from the same period in 1998. The decrease in sales for the three months ended September 30, 1999 is mainly attributed to the June 12 fire at the Company's Lafayette, Indiana manufacturing plant.

     Cost of sales for the three months ended September 30, 1999 decreased by $4.6 million, to $39.1 million, compared to $43.7 million, for the same period in 1998. For the first nine months of 1999, cost of sales were $131.4 million, or 79.0% of net sales, compared to $134.6 million, or 81.0% of net sales, for the first nine months of 1998. The decrease in cost of sales resulted primarily from the decrease in sales volume whereas the decrease in cost of sales as a percentage of sales resulted from favorable raw material prices, increased productivity as well as improved product pricing and a more favorable product mix which was partially offset by the adverse effects of the aforementioned fire.

     Selling, general and administrative expenses ("SG&A"), including goodwill amortization, were $4.1 million, or 8.4% of net sales, for the three months ended September 30, 1999, compared to $4.5 million, or 8.4% of net sales for the same period in 1998. For the nine months ended September 30, 1999, SG&A decreased by $0.1 million, or 0.8%, to $12.7 million compared to $12.8 million for the nine months ended September 30, 1998.

     Earnings from operations for the three months ended September 30, 1999 decreased 3.0% to $5.9 million, or 12.0% of net sales, compared to $6.1 million, or 11.2% of net sales, for the comparable 1998 period. For the nine months ended September 30, 1999, the Company's earnings from operations were

     $22.3 million, or 13.4% of net sales, compared to $18.7 million, or 11.3% of net sales for the first nine months of 1998.

     Interest expense in the third quarter of 1999 decreased to $2.6 million compared to $3.2 million for the third quarter of 1998. For the first nine months of 1999 and 1998, interest expense was $8.7 million and $9.8 million, respectively. This decrease reflects lower debt, lower average interest rates and a higher level of short-term investments in the nine months of 1999 versus the nine months of 1998.

     The Company recorded $1.0 million and $3.3 million of other income pertaining to business interruption in the second and third quarters, respectively (see Recent Development above).

     The Company had net income before income taxes of $6.6 million in the third quarter of 1999 compared to $2.9 million in the third quarter of 1998. For the nine months ended September 30, 1999, the Company's income before income taxes was $17.9 million compared to $8.9 million for the comparable 1998 period.

     The Company's net income was $3.6 million for the third quarter of 1999 compared to net income of $1.4 million for the third quarter of 1998. For the first nine months of 1999, net income was $8.4 million compared to $4.7 million for the first nine months of 1998.

     Net income available to common stockholder was $2.2 million for the third quarter of 1999 compared to a net loss available to common stockholder of $0.1 million for the same period in 1998. For the first nine months net income available to common stockholder was $4.0 million and $0.3 million in 1999 and 1998, respectively.

     Liquidity and Capital Resources

     On May 19, 1999, the Company issued $100 million of 9-5/8% Senior Subordinated Notes due 2008. The proceeds of the offering were used by the Company as follows; 1) approximately $68.6 million was used to redeem the 11-3/8% Senior Subordinated Notes due 2001; 2) approximately $27.7 million was used to reduce outstanding amounts under its Credit Facility and; 3) approximately $3.7 million was used to pay the fees and expenses of the offering. The deferred financing costs associated with the 11-3/8% notes were written off as part of the loss on the early extinguishment of debt.

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

     The Company uses funds provided by operations and short-term borrowings under its Credit Facility to meet liquidity requirements. Net cash provided by operations for the nine months ended September 30, 1999 was $26.8 million, an increase of $20.0 million compared with the same period in 1998 when net cash provided by operations was $6.8 million. Working capital less cash at September 30, 1999 decreased to $4.1 million from $13.0 million at December 31, 1998 reflecting improved management of receivables and inventory.

     Capital expenditures for manufacturing equipment, machine tools, and building improvements totaled $7.5 million and $7.1 million during the first nine months of 1999 and 1998, respectively, of which $0.9 million and $0.7 million in 1999 and 1998, respectively, was funded by an increase in accounts payable. Capital expenditures for both 1999 and 1998 have been primarily for increased productivity and enhanced sales capacity.

     Net cash used by financing activities was $8.0 million through the third quarter of 1999 compared to net cash used by financing activities of $2.3 million through the third quarter of 1998. Strong operating cash flows and capital contributions during 1999 were used to fund the preferred stock dividend as well as repayments of long term debt.

     At September 30, 1999, the Company has $19.6 million available under its $20 million Revolving Credit Facility since letters of credit of approximately $0.4 million have been issued under this facility. The Company additionally has the option to exercise four $5 million increases (subject to certain conditions) to the Revolving Credit Facility.

     Management expects to use cash flows from operations to fund the Company's planned capital requirements for the remainder of 1999, including capital expenditures and interest on long term debt. The Company's Credit Facilities, as discussed above and in Note 8 to the Company's 1998 consolidated financial statements, may also be utilized to meet additional liquidity needs.

     Impact of the Year 2000

     During 1997, the Company began the process of assessing the magnitude of the year 2000 ("Y2K") on the Company's primary computer systems ("Business System"). Following this assessment, a plan was established to modify, upgrade, or replace non-compliant hardware and software applications with a target completion date of March 1999 for all "critical" applications and continuing through 1999 for "non-critical" applications. Testing is being performed on an ongoing basis upon completion of an application and is expected to continue throughout 1999. As of September 30, 1999, all critical applications and all Business System applications have been remediated and tested. As a result, the Company has not developed a comprehensive contingency plan with regard to the Business System as all critical applications are believed to be Y2K ready. If the Company identifies significant additional risks, appropriate contingency plans will be developed at that time.

     None of the Company's products contain imbedded electronics or other potentially date sensitive components and as such do not require any Y2K compliance effort.

     Several types of systems and equipment such as phones, facilities, manufacturing equipment, etc. (collectively "non-IT systems") that are not typically thought of as computer systems may contain imbedded hardware or software that may have a time element. The Company has completed an inventory of non-IT systems and has contacted vendors of these systems and equipment to determine if they are Y2K compliant. As of September 30, 1999 the Company has received responses from vendors confirming the compliance of approximately 95% of all manufacturing equipment and identifying non-compliance issues with approximately 5% of machines. The Company is in the process of repairing, upgrading or replacing non-IT systems identified as being non-compliant and is actively following up with vendors from whom responses have not been received. The Company has not developed a comprehensive contingency plan with regard to non-IT systems and equipment as all identified mission critical systems and equipment are expected to be Y2K ready by the end of 1999. If progress toward Y2K readiness deviates from the anticipated time line or the Company identifies significant additional risks, appropriate contingency plans will be developed at that time.

     The Company is primarily utilizing internal IT resources with the additional assistance of contract programmers who are familiar with the software. It is currently estimated that the total cost associated with required modifications for both the Business System and non-IT systems to become Y2K ready will be approximately $0.4 to $0.5 million, of which approximately $0.4 million has been spent as of September 30, 1999. These costs are being expensed as incurred and are being funded from existing operating budgets.

     The Company relies on third party suppliers for raw materials, water, utilities, transportation, and other services. Interruption of supplier operations due to Y2K issues could affect the Company's operations. The Company is in the process of evaluating and monitoring the status of key suppliers' progress toward Y2K compliance. As a component of this process, the Company has sent a questionnaire to suppliers inquiring about their Y2K plan and stage of readiness. As of September 30, 1999 the Company has received responses from 25 key suppliers, which together represented over 75% of the Company's total material purchases in 1998. All respondents have acknowledged the issues surrounding Y2K, have a plan in place, and have stated their intent to be compliant by the end of 1999 or earlier.
     The Company will continue to monitor the progress of key suppliers during 1999, and, if necessary, determine potential alternative suppliers and/or develop contingency requirements. These activities, while a means of risk management, cannot eliminate the potential for disruption of the Company's operations due to third party failure.

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









                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 1999.

                              FAIRFIELD MANUFACTURING COMPANY, INC.

                              By:                              /s/ Richard A.
Bush
                                      Richard A. Bush
                                   Vice President Finance
                        (Principal Financial and Accounting Officer)