Form 10-K
period 1999-12-31
FAIRFIELD MANUFACTURING CO INC
filed 2000-02-29
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-K

            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended:  December 31, 1999
                                       OR
            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

                         Commission File No.:  33-62598

                          Fairfield Manufacturing Company, Inc.
             (Exact name of Registrant as specified in its charter)

          Delaware                      63-0500160
  (State of incorporation) (I.R.S. Employer Identification No.)

U. S. 52 South, Lafayette, IN                  47909
(Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code:  (765) 772-4000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
   $100,000,000 9-5/8% Senior Subordinated Notes due 2008
     $50,000,000 11-1/4% Series A Cumulative Exchangeable Preferred Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X             No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. Not applicable.

At December 31, 1999 there were 8,691,000 shares of the Company's Common Stock issued and outstanding.

                      FAIRFIELD MANUFACTURING COMPANY, INC.

                           Annual Report on Form 10-K

                                December 31, 1999

                                Table of Contents

  Item                                                       Page
 Number                                                     Number
                              PART I
  1      Business                                             1
  2      Properties                                           6
  3      Legal Proceedings                                    6
  4      Submission of Matters to a Vote of Security          6
           Holders

                             PART II
  5      Market for the Registrant's Common Equity and
           Related Stockholder Matters                        7
  6      Selected Financial Data                              8
  7      Management's Discussion and Analysis of
           Financial Condition and Results of Operations      9
  7 (a)  Quantitative and Qualitative Disclosures About       14
           Market Risk
  8      Financial Statements and Supplementary Data          14
  9      Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure             14

                             PART III
  10     Directors and Executive Officers of the              15
           Registrant
  11     Executive Compensation                               17
  12     Security Ownership of Certain Beneficial Owners      20
           and Management
  13     Certain Relationships and Related Transactions       21

                             PART IV
  14     Exhibits, Financial Statement Schedules, and         22
         Reports on Form 8-K
         Signatures                                           25
         Index to Consolidated Financial Statements and
           Financial Statement Schedule                      F-1

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                                    Form 10-K
                       Fiscal Year Ended December 31, 1999

                                     PART I


Item 1.   BUSINESS

General

Fairfield Manufacturing Company, Inc. (the "Company") believes that it is the leading independent manufacturer (based on sales) of high precision custom gears and assemblies and planetary gear systems in North America. In each of the "custom products" and "planetary gear system" markets in which the Company participates, the Company estimates that its market share is twice that of any other independent manufacturer. The majority of the Company's custom gears and assemblies and planetary gear systems are used by original equipment manufacturers ("OEMs") as components in various kinds of heavy mobile equipment. The Company's customers include many industry leaders.

Custom gears and assemblies accounted for $104.6 million (or 50.1%) of the Company's 1999 net sales. Custom gears are components of larger systems such as axles, drive differentials and transmission units and are generally produced by the Company for large OEMs. Custom assemblies are differentials, wheel drives, power transmissions and conveyer/tram drives that are generally produced as a complete unit. The Company's custom gear and assembly customers consist primarily of OEMs of rail, mining, agricultural, industrial, construction and materials-handling equipment. The Company is a major independent supplier of selected gear products for many of these OEMs.

Planetary gear systems, which accounted for $104.3 million (or 49.9%) of the Company's 1999 net sales, are integrated, self-contained power transmission and torque conversion systems that provide propulsion, swing and/or rotation to wheels, and other components in applications where the use of axles would otherwise present design difficulties. The Company markets its planetary gear systems under its Torque-Hub (registered trademark) name. The Company believes that, as a result of the performance history and reputation for quality of the Company's Torque-Hub (registered trademark) products, the Torque-Hub (registered trademark) name has become closely identified with planetary gear systems. Customers for the Company's Torque-Hub (registered trademark) products include OEMs of access platform, road rehabilitation, construction, forestry, agricultural and marine equipment.

The Company has been granted "preferred supplier" status by a majority of its customers based on its ability to meet their business requirements. The Company is also certified as meeting "ISO-9001" standards, which are increasingly being used by OEMs in lieu of individual certification procedures. In addition, the Company is certified as meeting "QS-9000" standards, which is the standard level of certification required by automotive OEMs. The Company believes that certification provides it with a competitive advantage because a number of OEMs require certification as a condition to doing business.

The Company believes that its strong market position in the custom gear and planetary gear systems markets is the result of its (i) breadth and quality of product offerings, (ii) longstanding relationships (in many cases of 20 years or more) with its major custom gear and planetary gear system customers, (iii) state-of-the-art engineering and manufacturing technology, including in-house heat treating facilities, computer-aided design and manufacturing systems and computer numerically-controlled machine tools and gear grinders, (iv) cost competitiveness, (v) experienced engineering staff, which together with the Company's sales force, work closely with customers in designing and developing products to meet customers' needs, and (vi) stable, knowledgeable sales force, many of whose members have engineering degrees and have worked with the same customers for many years. In addition, the Company believes that its management team, which has an average of over 20 years of experience in general manufacturing, will be instrumental in further strengthening the Company's market position.

The Company was founded in 1919 as a manufacturer of custom gear products and was family-owned until 1977. At that time, the Company was purchased by Rexnord Corporation, which subsequently sold the Company in 1987 to Neoax Inc. Lancer Industries Inc. ("Lancer") purchased the Company in 1989. The Company's principal executive offices are located at U.S. 52 South, Lafayette, Indiana 47909. The Company's telephone number is (765) 772-4000.

Products

Custom Products. Custom gears and assemblies accounted for approximately $104.6, $118.5 and $107.1 million of the Company's net sales in 1999, 1998 and 1997, respectively. The Company manufactures a wide variety of custom gears, ranging in type (e.g. helical, spiral bevel, spur and HYPOID (registered trademark) and size (from one inch to five feet in diameter), and has manufacturing capabilities which the Company believes are the broadest in the custom gear business. The Company manufactures custom gears and assemblies to customers' specifications, which are often developed by or with the assistance of the Company. Custom gears and assemblies are used in a wide variety of applications and markets, ranging from off-highway heavy equipment to high speed precision gears for industrial purposes.

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

Planetary Gear Systems. The Company markets its planetary gear systems under the Torque-Hub (registered trademark) name. Torque-Hub (registered trademark) products accounted for approximately $104.3, $101.8 and $85.2 million of the Company's net sales in 1999, 1998 and 1997, respectively. The Company believes that the Torque-Hub (registered trademark) name has become closely identified with planetary gear systems, which provide drive, swing, and/or rotation to the equipment in which they are used and are primarily employed in cases where the use of axles present design difficulties. The Company produces a broad line of planetary gear systems under its Torque-Hub (registered trademark) trade name, including wheel drives (used to propel off-highway equipment), shaft outputs (used to power remote in-plant machinery like mixers as well as mobile aerial lifts and cranes) and spindle outputs (which power the drive wheels of vehicles with small diameter wheels such as small lift trucks and mowers).

The Company has introduced a number of new Torque-Hub (registered trademark) products in recent years, including two-speed drives (Torque II (registered trademark) series) and compact drives (CW and CT series) for wheeled or tracked vehicles. The Company believes that the two-speed drive is ideal for machinery requiring low- and high-speed settings, such as road paving equipment. The compact drive incorporates the brakes and hydraulic drive systems into a single compact unit, which the Company believes allows for better flexibility and is well-suited for a variety of applications. These products are used in a wide range of industrial and construction equipment, including excavators, crawler dozers and loaders, rubber-tired pavers and multi-speed winches.

Marketing and Distribution

The Company's customers are almost exclusively OEMs and include many industry leaders with whom the Company has had relationships of 20 years or more. Sales to General Electric and JLG accounted for approximately 13.6% and 10.8%, respectively, of the Company's net sales in 1999. Sales to General Electric accounted for approximately 10.6% of the Company's net sales in 1998. No customer accounted for more than 10% of total net sales in 1997.

The Company has been granted "preferred supplier" status by a majority of its customers based on its ability to meet their business requirements. The Company has also been certified as meeting "ISO-9001" standards, which are increasingly being used by OEMs in lieu of individual certification procedures. In addition, the Company has been certified as meeting "QS-9000" standards, which has become the level of certification required by automotive OEMs. The Company believes that certification provides it with a competitive advantage because a number of OEMs require certification as a condition to doing business.

The Company believes its stable, experienced sales force is a primary reason for the Company's success in maintaining customer loyalty and building new customer relationships. The Company's sales department is organized geographically and consists primarily of sales engineers, who have an average of over 15 years of experience with the Company and many of whom have worked with the same customers for many years. In addition, each sales engineer has substantial expertise concerning the Company's products and product applications. Application engineers work closely with the Company's sales department and provide customers with guidance concerning product applications and specific design problems. By becoming a part of the customer's purchasing and design decisions, the Company has developed close working relationships with many of its customers. Customer loyalty to the Company is further enhanced by the development, tooling and production costs associated with changing gear sources, as such costs are typically borne by the customer.

All of the Company's custom gear products and approximately 70% of its Torque-Hub (registered trademark) products are sold directly to OEMs. Since Torque-Hub (registered trademark) products can be sold to more than one customer, the Company uses distributors to increase its penetration of the planetary gear systems market. The Company sells approximately 30% of its Torque-Hub (registered trademark) line through a network of approximately 40 distributors located in the United States and abroad.

International sales, principally Canada, accounted for approximately $11.9, $16.2 and $13.3 million of the Company's net sales in 1999, 1998 and 1997, respectively.

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

The Company's engineers and designers are skilled in the use of, and have available, certain of the latest tools and techniques to create cost efficient designs. Procedures such as finite element analysis are routinely used by the Company's engineers and designers to optimize material content and ensure functional reliability of components designed. This type of analysis and simulation allows many aspects of a design to be evaluated prior to production, resulting in lower tooling costs, reduced testing requirements and quicker time to market. In addition, the Company's CNC gear cutting machines allow for many different styles and sizes of gears to be run quickly in small lot sizes with a high degree of accuracy.

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

Materials and Supply Arrangements

The Company generally manufactures its custom and Torque-Hub (registered trademark) products to its customers' specifications and, as a result, does not generally contract for or maintain substantial inventory in raw materials or components. The Company purchases its three principal raw material needs (steel forgings, steel bars and castings) on a spot basis based on specific customer orders. Raw material purchases from one supplier represented approximately 14.2% of raw material purchases in 1999 and 13.9% in 1998 and 1997. Alternative sources are available to fulfill each of the Company's major raw material requirements. The Company has never experienced a delay in production as a result of a supply shortage of a major raw material.

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

Employees

At December 31, 1999, the Company had 1,254 employees, of whom approximately 91% were employed in manufacturing. The Company's production and maintenance employees, representing approximately 83% of the Company's employees, became members of the United Auto Workers (UAW) union in October 1994. In October 1998 a new three labor year agreement was ratified by the Company's union employees. The Company considers its relations with its employees to be satisfactory.

Backlog

The Company had total order backlog of approximately $70.4 and $121.2 million as of December 31, 1999 and 1998, respectively, for shipments due to be delivered by the Company for the six-month period following such dates. The lower backlog at December 31, 1999 is due to reduced orders. On June 12, 1999, the Company experienced a fire at its manufacturing plant in Lafayette, Indiana. The Company believes that its customers reduced their orders because of their caution regarding the restoration of the Company's manufacturing capabilities at its plant (see Item 2, "Properties" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

Intellectual Property

The trade names Torque-Hub (registered trademark) and Torque II (registered trademark) are registered trademarks. The Company's planetary gear systems are sold under the Torque-Hub (registered trademark) trade name. The Company, directly and through its wholly-owned subsidiary, T-H Licensing, Inc., owns numerous patents worldwide. None of such patents is individually considered material to the Company's business.

Item 2.PROPERTIES

The Company owns and operates a single facility in Lafayette, Indiana consisting of 39 acres of land, approximately 540,000 square feet of manufacturing space and approximately 60,000 square feet of office space.

In June 1999, the Company experienced a fire at its manufacturing plant in Lafayette, Indiana. The fire damaged a portion of the facility and some of its equipment. As of early January 2000, the Company had completed the restoration of its physical capabilities to the same level as before the fire. The Company believes that the damages of the fire, including the costs of clean-up and business interruption, are covered by current insurance policies (see Item 1, "Business - Backlog" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

The Company is currently in the process of accumulating the costs associated with this fire and preparing an insurance claim. From the date of the fire through the end of the year, direct costs associated with the clean-up and repair portions of the claim were $7.7 million of which $6.2 million has been reimbursed by the insurance carrier.

Relative to the business interruption portion of the claim, the Company's insurance carrier has made a preliminary estimated claim of $10.0 million for the period from the date of the fire through the end of the year; however, the claim is subject to additional audit, review and negotiation. The Company has determined its minimum probable recovery through December 31, 1999 is $7.0 million of which $1.0, $3.3 and $2.7 million were recorded as other income in the second, third and fourth quarters, respectively. Of the $7.0 million recorded for business interruption, the Company's insurance carrier had advanced $5.0 million before the end of 1999.

The excess of amounts recognized by the Company over amounts reimbursed by the Company's insurance carrier through December 31, 1999 has been recorded in other current assets. The Company's insurance carrier advanced an additional $6.6 million against the total claim in early January, 2000.

While final resolution of the claim is not anticipated until mid 2000 and negotiations are continuing, the Company has reached resolution on several issues prior to the end of its current fiscal year. Included in the matters resolved is the final determination of a gain on involuntary conversion associated with the destruction of certain equipment with a net book value of $0.7 million. The Company has recorded a net gain on involuntary conversion of approximately $2.9 million in other income.

Item 3.LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to the conduct of its business, much of which is covered by insurance and none of which is expected to have a material adverse effect on the Company.

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II


Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is currently no established public trading market for the Company's common stock which is wholly owned by Lancer.

Dividends

The Company did not declare or pay any dividends on its common stock in 1999 or 1998. There are restrictions on the Company's ability to pay dividends under the loan agreement for the Company's Credit Facility, the Indenture for the Company's 9-5/8% Senior Subordinated Notes due 2008 and the Certificate of Designation for the Company's 11-1/4% Series A Cumulative Exchangeable Preferred Stock.

Issuance of Common Stock

The Company issued 74,000, 58,000, 58,000, and 21,000 additional shares of its common stock on March 31, June 30, September 30, and December 31, 1999, respectively, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement and other capital contributions.

The Company issued 73,000, 94,000, 50,000 and 73,000 additional shares of its common stock on March 31, June 30, September 30, and December 31, 1998, respectively, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement and other capital contributions (see Item 13, "Certain Relationships and Related Transactions").

Item 6.SELECTED FINANCIAL DATA

The following selected financial data for the Company for the five years ended December 31, 1999 has been derived from the audited consolidated financial information for the Company for such periods. The following selected financial data should be read in connection with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is qualified in its entirety by reference to the Consolidated Financial Statements and Notes thereto of the Company contained in Item 8 to this Form 10-K.

($ in millions)                       Year Ended December 31,
                               1999    1998    1997     1996    1995
Income Statement Data:
Net sales                     $208.9  $220.3  $192.3   $195.2  $192.1
Cost of sales                  164.9   178.9   157.7    158.6   151.9
Selling, general and
administrative expenses (1)     19.3    16.8    17.0     16.9    14.7
Operating income                24.7    24.6    17.6     19.7    25.5
Interest expense, net           11.3    12.7    12.7     11.9    12.9

Net income (2)                  11.4     6.1     2.2      3.9     6.9

Preferred stock dividends
and discount accretion          (5.8)   (5.8)   (4.7)     --      --
Net income (loss)
available to                     5.6     0.3    (2.5)     3.9     6.9
 common stockholder


Balance Sheet Data:
Working capital                $23.9   $15.9    $7.8    $12.1   $17.3
Total assets                   180.3   175.0   173.2    176.4   183.2
Total debt (3)                 110.0   112.2   114.0    118.0   113.0
Long-term obligations (4)      158.2   160.2   157.9    115.0   110.0
Stockholder's equity           (39.5)  (49.0)  (52.2)    (4.6)   10.0
(deficit)

Other Data:
EBITDA (5)                     $47.2   $37.1   $30.1    $32.0   $37.0
Depreciation                    11.0    11.0    11.0     10.8    10.0
Amortization (6)                 2.3     2.3     2.3      2.3     2.2
Cash interest expense, net (7)  10.7    12.0    12.0     11.3    12.3
Capital expenditures, net (8)   11.7    10.5    10.9     11.2    11.6


(1) Includes a $2.3 million non-cash charge related to the Incentive Plan for Senior Management in 1999.
(2) Includes a net, pre-tax gain on the involuntary conversion of assets of $2.9 million and pre-tax business interruption insurance income of $7.0 million in 1999 related to the fire described in Item 2, "Properties". Also during 1999 and 1998, the Company recorded an extraordinary loss of $1.4 million and $0.4 million, respectively, net of tax, relating to the early extinguishment, of $67.1 million and $17.9 million, respectively, of 11-3/8% Senior Subordinated Notes due 2001.
(3) Includes current maturities of $4.0, $3.0 and $3.0 for 1997, 1996 and 1995, respectively.
(4)  Includes long-term portion of total debt and redeemable preferred stock.
(5) EBITDA represents income (loss) before income taxes, preferred stock dividends and discount accretion, extraordinary item, cumulative effect of a change in accounting principle, interest expense, net, depreciation and amortization. EBITDA is not presented herein as an alternative measure of operating results or cash flow but rather to provide additional information related to debt service capability.
(6) Includes the amortization of both deferred financing costs and the excess of investment over net assets acquired.
(7) Cash interest expense, net includes interest income, but excludes amortization of deferred financing costs of $0.6, $0.7, $0.7, $0.6 and $0.6 million for fiscal years 1999, 1998, 1997, 1996 and 1995, respectively.
(8) Includes a net pre-tax gain on the involuntary conversion of assets of $2.9 million in 1999.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis, as set forth below, of the Company's financial condition and results of operations should be read in conjunction with, and is qualified by reference to, the Company's audited consolidated financial statements and related notes thereto and the description of the Company's business which are found under Items 8 and 1 of this Form 10-K, respectively.

Results of Operations

Fiscal Year 1999 Compared with Fiscal Year 1998
Net sales for 1999 decreased $11.4 million to $208.9 million compared to $220.3 million in 1998. This 5.2% decrease was due to lower sales volume as customers remained cautious regarding the Company's restoration of its physical operations to pre-fire capabilities (see Item 2, "Properties"). Net sales of the Company's Torque Hub (registered trademark) products increased 2.5% to $104.3 million compared to 1998 primarily due to strong demand in the access platform and road rehabilitation markets. Net sales of custom gears and assemblies decreased 11.7% to $104.6 million compared to 1998. Management believes the decline is primarily due to the loss of key manufacturing equipment in the June, 1999 fire used to meet customer requirements in the rail, mining and off highway industries. The Company's plant and equipment have been restored to pre-fire capabilities.

Cost of sales for 1999 decreased $14.0 million to $164.9 million, or 78.9% of net sales, compared to $178.9 million, or 81.2% of net sales in 1998. Cost of sales decreased during 1999 in conjunction with the decrease in sales. The 2.3% improvement in cost of sales, as a percentage of net sales, was due to operating efficiencies gained from capital investments coupled with favorable pricing and sales mix.

Selling, general and administrative expenses ("SG&A"), including goodwill amortization, increased to $19.2 million in 1999, compared to $16.8 million in 1998. SG&A expenses for 1999 included a non-cash charge of $2.3 million related to the incentive plan for senior management (see Note 8 to the Consolidated Financial Statements).

Operating income increased 0.7%, to $24.7 million compared to $24.6 million in 1998 due to the reasons discussed above.

Interest expense, including amortization of deferred financing costs, was $11.3 million for 1999 compared to $12.7 million in 1998. This decrease reflects lower debt, lower average interest rates and a higher level of short-term investments.

Other (income) expense, net includes $7.0 million from business interruption insurance income and $2.9 million for the net gain on involuntary conversion of certain equipment destroyed in the June 12, 1999 fire (see Item 2, "Properties").

The effective tax rates for 1999 and 1998 were 44.9%. See Note 7 to the Consolidated Financial Statements for a further discussion of income taxes.

The Company recorded a loss on early extinguishment of debt, net of tax, of $1.4 million in 1999 related to the redemption of the Company's Senior Subordinated Notes due 2001 (see "Liquidity and Capital Resources" below and Note 9 to the Consolidated Financial Statements).

The Company's net income increased $5.3 million to $11.4 million for 1999 compared to $6.1 million for 1998 due to the reasons discussed above.

Net income available to common stockholder for 1999 increased $5.3 million to $5.6 million compared to $0.3 million net income available to common stockholder for 1998.


Fiscal Year 1998 Compared with Fiscal Year 1997
Net sales for 1998 increased $28.0 million to $220.3 million compared to $192.3 million in 1997. This 14.6% increase was due to strong market demand for the Company's products in specific markets as well as a strong overall economy. Net sales of the Company's Torque Hub (registered trademark) products increased 19.5% to $101.8 million compared to 1997 primarily due to strong demand in the access platform and road rehabilitation markets. Net sales of custom gears and assemblies increased 10.6% to $118.5 million compared to 1997 primarily due to strong demand in the rail, mining and off highway industries.

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

The Company recorded a loss on early extinguishment of debt, net of tax, of $0.4 million in 1998 related to the repurchase of $17.9 million of the Company's 11-3/8% Senior Subordinated Notes due 2001 (see Note 9 to the Consolidated Financial Statements).

Net income available to common stockholder for 1998 increased $2.8 million to $0.3 million compared to a $2.5 million net loss available to common stockholder for 1997.

Liquidity and Capital Resources

The Company uses funds provided by operations and short-term borrowings under its revolving credit facility (described below) to meet liquidity requirements. Net cash provided by operations increased $14.7 million for the year ended December 31, 1999 compared to 1998. Net cash provided by operations was $30.1, $15.4 and $12.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 increase is due to improved profitability and reduced working capital requirements on lower sales volume.

Working capital less cash at December 31, 1999 decreased to $10.2 million from $13.0 million at December 31, 1998. The decrease was primarily due to lower sales volume as customers remained cautious regarding the Company's ability to restore its physical operations to pre-fire capabilities.

Net capital expenditures for various machine tools, equipment and building improvement items totaled $11.7, $10.5 and $10.9 million for the fiscal years ended December 31, 1999, 1998 and 1997, respectively, of which $2.3, $0.8, and $1.4 million was funded by accounts payable at the respective period end in 1999, 1998 and 1997. The $11.7 million of capital expenditures in 1999 include a net gain of $2.9 million on the involuntary conversion of assets. Capital expenditures for this period have been primarily for increased capacity and productivity to gain efficiencies in the manufacturing process.

Net cash used by financing activities was $7.5, $5.1 and $4.3 million in 1999, 1998 and 1997, respectively. The net use in 1999 resulted primarily from cash payment of dividends on the Company's outstanding preferred stock, redemption of the 11-3/8% Senior Subordinated Notes, and payment of outstanding amounts under its Credit Facility. The net use in 1998 resulted primarily from cash payment of dividends on the Company's outstanding preferred stock. The net use in 1997 resulted primarily from cash dividends on preferred stock and repayment of long-term debt. A $47.7 million dividend to Lancer in 1997 was offset by the net proceeds from issuance of preferred stock of $47.7 million.

The Company and its affiliates, including Lancer, may from time to time, purchase in open-market transactions 9-5/8% Senior Subordinated Notes due 2008 and/or the 11-1/4% Cumulative Exchangeable Preferred Stock.

Under the Tax Sharing Agreement (as defined hereinafter), Lancer made capital contributions to the Company of $3.9, $2.7 and $2.6 million in 1999, 1998 and 1997, respectively. See Note 7 to the Consolidated Financial Statements for a further discussion of capital contributions made pursuant to the Tax Sharing Agreement.

Management expects to use cash flows from operations to fund the Company's planned capital requirements for 2000, including capital expenditures, interest on long term debt and preferred stock dividends. The Company's Credit Facilities, as discussed below, may also be utilized to meet additional liquidity needs.

Credit Facility
The Company has a Credit Facility provided to it by General Electric Capital Corporation ("GE Capital"). Under the Credit Facility, the Company has $10.0 million of term loans outstanding at December 31, 1999. In addition, the Credit Facility provides for $20.0 million of revolving loans by the Company, including up to $2.0 million under a letter of credit subfacility, subject to borrowing base availability. At December 31, 1999, the Company had $19.6 million of availability under the revolver. The Company has the option of increasing the revolver availability by up to $20.0 million, subject to the satisfaction of certain conditions. Commitments under the revolver terminate on July 1, 2005. The $10.0 million of term loans currently outstanding are payable in a single principal payment on July 1, 2005.

Indebtedness under the Credit Facility is secured by a pledge of the Company's common stock owned by Lancer and a lien on, and security interest in, substantially all of the Company's assets, including, without limitation, all capital stock of subsidiaries, real estate, equipment, inventory, accounts receivable and cash. The Credit Facility contains certain restrictive covenants limiting among other things, additional debt, additional liens, transactions with affiliates, mergers and consolidations, liquidations and dissolutions, sales of assets, dividends, capital expenditures, sales and leaseback transactions, operating leases, investments, loans and advances, prepayment and modification of debt instruments, the taking or the failure to take, certain actions with respect to the Tax Sharing Agreement and other matters customarily restricted in such agreements. The Credit Facility also requires that the Company maintain compliance with certain specified financial ratios and tests including ratios with respect to fixed charges, interest coverage and working capital. In addition, the Credit Facility contains certain customary affirmative covenants and events of default.

On December 30, 1999, the Company and its senior lending institution amended and restated the existing loan agreement in order to incorporate in a single document the existing loan agreement and all amendments thereto and to eliminate references to transactions that have been completed.

Issuance of 9-5/8% Senior Subordinated Noes due 2008
On May 19, 1999, the Company issued $100 million of 9-5/8% Senior Subordinated Notes due 2008. The proceeds of the offering were used by the Company as follows; 1) approximately $68.6 million was used to redeem the 11-3/8% Senior Subordinated Notes due 2001; 2) approximately $27.7 million was used to reduce outstanding amounts under its Credit Facility and; 3) approximately $3.7 million was used to pay the fees and expenses of the offering. During 1998, the Company repurchased $17.9 million of its 11-3/8% Senior Subordinated Notes due 2001 in open market transactions. The deferred financing costs associated with the 11-3/8% Senior Subordinated Notes due 2001 were written off as part of the loss on the early extinguishment of debt, which was approximately $1.4 million net of tax in 1999 and $0.4 million net of tax in 1998.

On August 9, 1999, the Company completed its exchange offer pursuant to which all of the 9-5/8% Senior Subordinated Notes due 2008 issued on May 19, 1999 (which were unregistered) were exchanged for registered 9-5/8% Senior Subordinated Notes due 2008 that are identical to the terms of the unregistered notes. The Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-4 with respect to such registered notes on June 6, 1999.

Exchangeable Preferred Stock
On March 12, 1997 the Company issued 50,000 shares of 11-1/4% Cumulative Exchangeable Preferred Stock, liquidation preference $1,000 per share, representing an aggregate liquidation preference of $50.0 million. The Exchangeable Preferred Stock is exchangeable at the option of the Company, in whole but not in part, for 11-1/4% Subordinated Exchange Debentures Due 2009 (the "Exchange Debentures"), in aggregate principal amount equal to the liquidation preference of the Exchangeable Preferred Stock following the redemption of the Existing Notes, subject to the satisfaction of certain conditions.

The Company is required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock outstanding on March 15, 2009 at a redemption price equal to 100% of the liquidation preference thereof plus, without duplication, accumulated and unpaid dividends to the date of redemption. The maturity date of the Exchange Debentures is March 15, 2009.

The Exchangeable Preferred Stock pays dividends at a rate equal to 11-1/4% per annum of the liquidation preference per share, payable semiannually on each March 15 and September 15 in cash, or, on or prior to March 15, 2002, in kind on each March 15 and September 15. Interest on the Exchange Debentures is also 11-1/4% per annum.

Inflation

The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

Impact of the Year 2000

The Company began the process of assessing the magnitude of the year 2000 on its primary computer systems in 1997. Additionally, the Company began gathering data, identifying, and developing remediation plans for effected non-IT systems and equipment.

In conjunction with the internal assessment, the Company also began evaluation and monitoring key suppliers and customers in regard to their respective Y2K preparedness and compliance.

As of the date of this filing, the Company has not experienced any internal problems related to Y2K compliance issues nor has the Company experienced any disturbances or interruption in its ability to transact business with its suppliers or customers. The Company, however, continues to monitor its systems, suppliers, and customers for any unanticipated issues that have yet to surface.

The Company has appropriately expensed the costs related to Y2K preparedness as incurred. As of December 31, 1999, the Company has spent approximately $0.5 million.

Information Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Statements that are not simply statements of historical fact (such as when the Company describes what it believes, expects or anticipates will occur, and other similar statements), may not be correct, even though the Company currently believes they are reasonable. The Company does not guarantee that the transactions and events described in this report will happen as described (or that they will happen at all). This report should be read completely and with the understanding that actual future results may be materially different from what the Company expects. The Company will not update these forward-looking statements, even though its situation will change in the future. Whether actual results will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including:
*    the Company's outstanding indebtedness and leverage;
*    restrictions imposed by the terms of the Company's indebtedness;
*    the high degree of competition in the Company's business;
* the susceptibility of the Company's business to general economic conditions;
*    the cyclical nature of the Company's business;
* future modifications of existing environmental laws and human health regulations;
* discovery of unknown contingent liabilities, including environmental contamination at the Company's facility;
*    the Company's dependence on suppliers of raw materials and major customers;
*    the control of Lancer, the Company's sole shareholder; and
*    future capital requirements.

Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk

The Company does not own any interest in derivative financial or commodity instruments as of December 31, 1999. The effect of reasonably possible market movements in interest rates is not expected to have a material impact on the Company's future cash flows or earnings.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements beginning at page F-1 herein.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the directors and executive officers of the Company, including their respective ages as of December 31, 1999.

     Name               Age     Position

     Paul S. Levy        52     Chairman of the Board, Vice
                                President and Assistant Secretary
     Peter A. Joseph     47     Director, Vice President and Secretary
     Stephen K. Clough   46     Director, President and Chief Executive Officer
     Jess C. Ball        58     Director
     W. B. Lechman       67     Director
     Andrew R. Heyer     42     Director
     Richard A. Bush     42     Vice President and Chief Financial Officer
     James R. Dammon     56     Vice President Engineering
     Mark D. Gustus      40     Vice President Operations
     William V. Lewis    52     Vice President Human Resources
     Clement L. Strimel  37     Vice President Sales

Mr. Levy was elected Chairman of the Board effective August 1998. Mr. Levy has been Vice President and Assistant Secretary and a Director of the Company since 1989. Mr. Levy has been a General Partner of Joseph Littlejohn & Levy since its inception in 1988. Mr. Levy has served as Chief Executive Officer and Chairman of the Board of Directors of Lancer since July 1989. Mr. Levy is also on the Board of Directors of Jackson Automotive Group, Inc., Hayes Lemmerz International, Inc., New World Pasta Company and BuildersFirstSource Inc.

Mr. Joseph has been Vice President, Director and Secretary of the Company since 1989. Mr. Joseph has served as President of Lancer since April 1992 and as Secretary and Director of Lancer since July 1989. Currently, Mr. Joseph is a member of Palladium Equity Partners, LLC. Prior thereto, he was a founding partner of Joseph Littlejohn & Levy.

Mr. Clough was appointed President and Chief Executive Officer and elected to the Board of Directors effective August 1998. Prior to his appointment, Mr. Clough was employed by Kaydon Corporation where he served as the President and Chief Executive Officer from June 1996 to June 1998 and the President and Chief Operating Officer from September 1989 to June 1996.

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

Mr. Heyer is managing Director and co-head of the High Yield Group of CIBC World Markets. Prior to joining the firm, Mr. Heyer was a founding partner and managing director of the Argosy

Group L.P., which was acquired by CIBC World Markets (formerly CIBC Wood Gundy) in August 1995. Before Argosy, Mr. Heyer was a managing director in the Corporate Finance Department of Drexel Burnham Lambert Incorporated. Mr. Heyer serves as Chairman of the Board of The Hain Food Group, Inc., and as a director of Niagara Corporation, Hayes Lemmerz International, Inc., Lancer Industries, Inc., SpectraSite Holdings, Inc. and Millennium Digital Media Holdings, L.L.C.

Mr. Bush was appointed Vice President and Chief Financial Officer effective January 2000. Mr. Bush was the Vice President of Finance of the Company since November 1994. From 1990 to 1994, Mr. Bush was Controller for two different aerospace units of Abex Inc. From 1980 to 1990, Mr. Bush was with Arthur Andersen & Co. in the audit and financial consulting practice.

Mr. Dammon has been Vice President of Engineering since 1987. Prior to his present position, Mr. Dammon was Director of Engineering, Manager of New Product Development, Manager of Customer Engineering Service and Gear Design Engineer. Mr. Dammon has been with the Company for over 30 years.

Mr. Gustus has been Vice President Operations since July 1997. Prior to his present position, Mr. Gustus was Director of Materials and Assembly. Mr. Gustus has been with the Company for over 15 years.

Mr. Lewis has been Vice President Human Resources since July 1999. Prior to his present position, Mr. Lewis was Vice President, Human Resources, Manufacturing and Distribution for PolyGram from 1993 to June 1999. From 1972 to 1992, Mr. Lewis was with Aluminum Company of America (ALCOA) where he served in various human resource positions.

Mr. Strimel has been the Vice President Sales since March 1999. Prior to his present position, Mr. Strimel was the Director of Custom Sales from October 1996 to March 1999. Prior to joining Fairfield, Mr. Strimel was with United Defense for nine years where he served as a Program Manager from 1991 to October 1996.

Compensation of Directors

Messrs. Ball and Lechman each receive an annual fee of $30,000 per year for services as a director. Mr. Lechman entered into a consulting agreement with the Company (see Note 2 to the Consolidated Financial Statements and Item 11, "Employment, Consulting and Change in Control Agreements") in August 1997. No other directors receive any additional compensation for services performed as a director or for serving on committees of the Board of Directors of the Company or for meeting attendance.

Item 11.    EXECUTIVE COMPENSATION

The following table sets forth for each of the fiscal years ending December 31, 1999, 1998 and 1997, the compensation paid to or accrued by the Company for the Chief Executive Officer ("CEO") of the Company and each of the four most highly compensated executive officers other than the CEO (the "Named Executive Officers").

                           Summary Compensation Table

         Name and              Annual Compensation       All Other
     Principal Position     Year  Salary      Bonus(1)   Compensation(2)

    Stephen K. Clough         1999  $406,862    $505,440      $18,706
    President and Chief       1998   154,872     155,600       18,869
    Executive Officer

    Richard A. Bush           1999  $118,364     $85,800       $7,093
    Vice President and        1998   107,500      44,000        6,038
    Chief Financial Officer   1997   104,004      30,000        6,874

    James R. Dammon           1999  $120,172     $88,161       $6,574
    Vice President            1998   118,560      47,424        6,852
    Engineering               1997   114,000      30,000        6,079

    Mark D. Gustus            1999  $113,239     $82,582       $4,657
    Vice President            1998   110,000      44,000        3,698
    Operations                1997    91,272      30,000        3,475

    Clement L. Strimel        1999   $98,364     $62,567       $4,891
    Vice President Sales      1998    86,572      14,400        4,151
                              1997    80,000       8,000       12,133


(1) Amounts shown were earned under the Fairfield Manufacturing Company, Inc. Management Incentive Compensation Plan.
(2) Amounts shown include contributions by the Company to The Savings Plan For Employees of Fairfield Manufacturing Company, Inc. ("Savings Plan") for the benefit of the Named Executive Officers, imputed income on life insurance provided by the Company. Included in the 1998 and 1997 other compensation amounts shown for Mr. Clough and Mr. Strimel, respectively, are $10,000 and $11,988 for moving expenses reimbursed. Other compensation for Mr. Clough also includes the value of other fringe benefits provided by the Company.

Incentive Plan for Senior Management

The Company has established an Incentive Plan for Senior Management (the "Plan") to provide incentive compensation for the Company's executive officers designated by the Board. Under the Plan, the Board grants Performance Units, at its discretion, to the Company's executive officers, and such Performance Units may vest in six equal annual installments on the last day of each of the six fiscal years of the Company beginning with the year ended December 31, 1998. Under the Plan, the holders of the Performance Units are entitled to share in the increase of the Company's equity value in the event the Performance Units vest. The Plan terminates after redemption and satisfaction of all then outstanding Performance Units at December 31, 2003 or upon a change of control. The non-cash provision under this Plan was $2.3 million and $0 in 1999 and 1998, respectively.

Pension Plan Table

The Company maintains the Retirement Plan for Employees of Fairfield Manufacturing Company, Inc., a qualified defined benefit pension plan intended to be qualified under the Internal Revenue Code (the "Pension Plan").

                       Estimated Annual Benefits for
                   Years of Benefit Service Indicated(2)
Average Annual
Compensation (1)    5       10       15       20       25       30       35
     $100,000  $6,671  $13,343  $20,014  $26,686  $33,357  $40,029  $41,279
     $125,000   8,484   16,968   25,452   33,936   42,420   50,904   52,466
     $150,000  10,296   20,593   30,889   41,186   51,482   61,779   63,654
     $160,000  11,021   22,043   33,064   44,086   55,107   66,129   68,129
     and over

(1) The preceding table illustrates the pension benefits provided by the Pension Plan, calculated on a straight life annuity basis, for an eligible employee retiring at age 65 in 1999. Average annual compensation covered under the Pension Plan is the highest average annual total compensation received from the Company for any 5 calendar years during the 10 years immediately preceding the participant's separation from service. Annual total compensation for Pension Plan purposes includes the base salary and bonus components of compensation as disclosed in the Summary Compensation Table. In order to comply with the terms of the Pension Plan and the requirements of the Internal Revenue Code, the compensation used in calculating a participant's pension is limited. This limit was $160,000 for 1999.

(2) At December 31, 1999 Messrs. Clough, Bush, Dammon, Gustus and Strimel had 1, 5, 34, 18 and 3 years of credited service, respectively, for purposes of calculating their benefits under the Pension Plan.

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

The Company entered into an employment agreement with Stephen K. Clough, effective August 12, 1998 in connection with his appointment as President and Chief Executive Officer of the Company. The original agreement, which would have expired on August 12, 2001, was amended during 1999 extending the agreement to August 31, 2003. The agreement provides for Mr. Clough to receive a base salary of $400,000 or such greater amount as may be determined by the Board of Directors of the Company upon periodic review. In addition, Mr. Clough is eligible to receive bonuses in each fiscal year covered by the agreement based on the achievement of target performance objectives for himself and the Company as established by the Board of Directors. Mr. Clough is eligible to participate in any other benefit plan that the Company provides to its executives and employees from time to time.

      Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of December 31, 1999 by (i) each person known by the Company to beneficially own in excess of 5% of the outstanding shares of the Company's common stock, (ii) each director of the Company and (iii) the directors and executive officers of the Company as a group, as listed in Item 10, "Directors and Executive Officers of the Registrant."

                                      Shares of          Percent
     Name                           Common Stock        of Class

Lancer Industries Inc. (1)             8,691,000         100%
450 Lexington Avenue, Suite 3350
New York, New York 10017
Paul S. Levy                             --   (2)         --
Peter A. Joseph                          --   (2)         --
Andrew R. Heyer                          --   (2)         --
All directors and executive officers
 as a group (10 persons)                 --   (2)         --

(1) 100% of the capital stock of the Company is owned by Lancer. Lancer has pledged such shares to the lender under the GE Credit Agreement (as defined) as collateral for the Company's obligations thereunder.

(2) Lancer has one class of common stock, Class B Common Stock, with a par value of $478.44 per share. Lancer's common stock is held as follows: (i) Canadian Imperial Bank of Commerce ("CIBC"), through affiliates, beneficially owns approximately 23% of Lancer's common stock, (ii) certain entities affiliated with Mutual Series Fund (the "Mutual Entities") own approximately 27% of Lancer's common stock, (iii) Mr. Paul S. Levy, the Chairman of the Board and Chief Executive Officer of the Company, directly and through his participation in the Lancer Employee Stock Ownership Plan (the "ESOP") beneficially owns approximately 22% of Lancer's common stock, and through a proxy in his favor to vote the shares of Lancer's common stock beneficially owned by CIBC and others, has the right to direct the voting of over 50% of Lancer's common stock, and (iv) Mr. Peter A. Joseph, a Vice President and a Director of the Company, directly, through a trust and through his participation in the ESOP, beneficially owns and has the right to direct the voting of approximately 16% of Lancer's common stock. Mr. Levy, the Mutual Entities and an affiliate of CIBC are parties to a stockholders' arrangement relating to the composition of the Board of Directors of Lancer and certain other matters. Mr. Levy is the Chairman of the Board and Chief Executive Officer of Lancer. Mr. Joseph is the President and a Director of Lancer. Mr. Heyer, a Director of the Company, is a Director of Lancer and a Managing Director of an affiliate of CIBC.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Control by Lancer Industries Inc.

The Company is wholly owned by Lancer, a Delaware corporation. As a result, Lancer is able to direct and control the policies of the Company and its subsidiaries. Certain stockholders of Lancer are Directors and officers of the Company. Certain stockholders of Lancer are parties to a stockholders' arrangement relating to the composition of the Board of Directors of Lancer and certain other matters. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." Circumstances could occur in which the interests of Lancer could be in conflict with the interests of the Company. In addition, Lancer may have an interest in pursuing acquisitions, divestitures or other transactions that Lancer believes would enhance its equity investment in the Company, even though such transactions might involve risks to the Company.

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

Other Arrangements with Lancer

From time to time, Lancer incurs legal, accounting and miscellaneous other expenses on behalf of the Company. In fiscal 1999, 1998 and 1997, Lancer incurred reimbursable expenses on the Company's behalf of approximately $0.4, $0.8 and $0.8 million, respectively.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) and (2):

   See Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1.

(3)The following is a list of exhibits hereto required to be filed by Item 601 of Regulation S-K of the Securities and Exchange Commission:

Exhibit No.           Description

     (3)(a) Restated Certificate of Incorporation of Fairfield Manufacturing Company, Inc. ("Fairfield or the Company"), together with the Certificate of Amendment, dated March 7, 1997, and filed on March 11, 1997, incorporated by reference from Exhibit 3(a) to the Registration Statement on Form S-4 (file no. 333-24823) of the Company, as filed with the Securities and Exchange Commission on April 9, 1997 (the "1997 Form S-4").

     (3)(b) By-Laws of Fairfield, incorporated by reference from
            Exhibit 3(c) to the Company's Form 10-K as filed with the Securities and Exchange Commission on March
            22, 1995 (the "1994 Form 10-K").

     (4)(a) Indenture, dated as of March 12, 1997, between
            Fairfield and United States Trust Company of New
            York as Trustee, incorporated by reference from
            Exhibit 4(c) to the 1997 Form S-4.

     (4)(b) Certificate of Designation, dated March 12, 1997, for the 11-1/4% Cumulative Exchangeable Preferred
            Stock, incorporated by reference from Exhibit 4(d) to the 1997 Form S-4.

     (4)(c) Indenture, dated as of May 1999, between Fairfield and First Union National Bank, a trustee, incorporated by reference from Exhibit 4.01 to the Registration Statement on Form S-4 (file no. 333-80431) of the Company filed with the Commission on July 2, 1999.

    (10)(a) The Amended and Restated Loan Agreement, dated as December 30, 1999, among Fairfield, as borrower, the financial institutions party thereto as lenders, and General Electric Capital Corporation ("GECC"), as agent.

    (10)(b) Security Agreement, dated as of July 7, 1993, between T-H Licensing, Inc. ("T-H Licensing") and GECC, as agent, incorporated by reference from
            Exhibit 10(d) to the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 16, 1993 (the "1993 Second Quarter Form 10-Q").

    (10)(c) Stock Pledge Agreement, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(e) to the 1993 Second
            Quarter Form 10-Q.

    (10)(d) Trademark Security Agreement, dated as of July 7,
            1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(g) to the 1993 Second Quarter Form 10-Q.

    (10)(e) Trademark Security Agreement, dated as of July 7,
            1993, between T-H Licensing and GECC, as agent, incorporated by reference from Exhibit 10(h) to the 1993 Second Quarter Form 10-Q.

    (10)(f) Patent Security Agreement, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(i) to the 1993 Second
            Quarter Form 10-Q.

    (10)(g) Patent Security Agreement, dated as of July 7, 1993, between T-H Licensing and GECC, as agent, incorporated by reference from Exhibit 10(j) to the 1993 Second Quarter Form 10-Q.

    (10)(h) Subsidiary Guaranty, dated as of July 7, 1993, between T-H Licensing and GECC, as agent, incorporated by reference from Exhibit 10(k) to the 1993 Second Quarter Form 10-Q.

    (10)(i) Mortgage, Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(l) to the 1993 Second Quarter Form 10-Q.

    (10)(j) Collection Account Agreement, dated as of July 7, 1993, among Fairfield and GECC, and acknowledged by Bank One, Lafayette, N.A., incorporated by reference from Exhibit 10(m) to the 1993 Second Quarter Form 10-Q.

    (10)(k) Used Machinery Account Agreement, dated as of July 7, 1993, among Fairfield and GECC, and acknowledged by Bank One, Lafayette, N.A., incorporated by reference from Exhibit 10(n) to the 1993 Second Quarter Form 10-Q.

    (10)(l) Quitclaim Grant of Security Interest, dated as of
            July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(o) to the 1993 Second Quarter Form 10-Q.

    (10)(m) Supplemental Quitclaim Grant of Security Interest (Patents only), dated as of July 7, 1993, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(p) to the 1993 Second Quarter Form 10-Q.

    (10)(n) First Amendment to Mortgage Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of March 31, 1995, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(t) to the 1994 Form 10-K.

    (10)(o) Stock Pledge Agreement, dated as of March 31, 1995, between Lancer Industries Inc. ("Lancer") and GECC, as agent, incorporated by reference from Exhibit
            10(u) to the 1994 Form 10-K.

    (10)(p) Amended and Restated Security Agreement, dated as of
            March 31, 1995, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(v) to the 1994 Form 10-K.

    (10)(q) The Tax Sharing Agreement, dated as of July 18, 1990, between Fairfield and Lancer, incorporated by reference from Exhibit 10(z) to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 15, 1996 (the "1995 Form 10-K").

    (10)(r) The Fairfield Manufacturing Company, Inc. (1992)
            Supplemental Executive Retirement Plan incorporated by reference from Exhibit 10(aa) to the 1995 Form 10-K.

    (10)(s) Letter Agreement, dated December 29, 1989, granting exclusive license from T-H Licensing to Fairfield incorporated by reference from Exhibit 10(bb) to the 1995 Form 10-K.

    (10)(t) Second Amendment to Mortgage Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of December 5, 1996, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(dd) to the Company's From 10-K as filed with the Securities and Exchange Commission on February 25, 1997 (the "1996 Form 10-K").

    (10)(u) Consent and Amendment, dated as of March 27, 1997, among Fairfield and GECC, as sole lender and agent, incorporated by reference from Exhibit 10(gg) to the 1997 Form S-4.

    (10)(v) Consulting Agreement, dated August 1, 1997, between Fairfield and Wolodymyr B. Lechman, incorporated by reference from Exhibit 10(hh) to the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1997.

    (10)(w) Third Amendment to Mortgage Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of October 12, 1998 between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(hh) to the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 13, 1998 (the "1998 Third Quarter Form 10-Q").

    (10)(x) Employment Agreement dated as of August 4, 1998, between Fairfield and S. K. Clough, incorporated by reference from Exhibit 10(ii) to the 1998 Third
            Quarter Form 10-Q.

    (10)(y) Fairfield Manufacturing Company, Inc. Incentive Plan for Senior Management.

    (21)    Subsidiaries of Fairfield Manufacturing Company, Inc.
               T-H Licensing, Inc.

    (27)    Financial Data Schedule

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2000.

           FAIRFIELD MANUFACTURING COMPANY, INC.


                              By:      /s/ Richard A. Bush
                                         Richard A. Bush
                            Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2000.



      /s/ Paul S. Levy                /s/ Stephen K. Clough
        Paul S. Levy                    Stephen K. Clough
   Chairman of the Board             Director, President and
                                     Chief Executive Officer


      /s/ W. B. Lechman               /s/ Andrew R. Heyer
          W. B. Lechman                   Andrew R. Heyer
            Director                          Director



      /s/ Jess C. Ball
          Jess C. Ball
            Director

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE



                                                                Page

Report of Independent Accountants                               F - 2

Consolidated Balance Sheets, December 31, 1999 and 1998         F - 3

Consolidated Statements of Operations for the
three years ended December 31, 1999                             F - 4

Consolidated Statements of Stockholder's Equity
(Deficit) for the three years ended December 31, 1999           F - 5

Consolidated Statements of Cash Flows for the
three years ended December 31, 1999                             F - 6

Notes to Consolidated Financial Statements                      F - 7

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts and
Reserves, for the three years ended December 31, 1999           F - 18

                        Report of Independent Accountants


To the Board of Directors and Stockholder of Fairfield Manufacturing Company, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index on page F-1, present fairly, in all material respects, the financial position of Fairfield Manufacturing Company, Inc. and its subsidiary (collectively the "Company") at December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Indianapolis, Indiana
January 31, 2000

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                        (In thousands, except share data)


                                                1999           1998
     ASSETS
Current assets:
     Cash and cash equivalents                 $13,639         $2,822
     Trade receivables, less allowance
     of $700 and $700 in 1999 and 1998,
     respectively                               19,664         27,368
     Inventory                                  22,507         25,519
     Other current assets                        3,348            369
        Total current assets                    59,158         56,078

Property, plant and equipment, net              70,426         68,239

Other assets:
     Excess of investment over net
     assets acquired, less accumulated
     amortization of $16,689 and $15,082
     in 1999 and 1998, respectively             47,670         49,277

     Deferred financing costs, less
     accumulated amortization of $1,226
     and $3,684 in 1999 and 1998,
     respectively                                3,024          1,524

     Total other assets                         50,694         50,801

     Total assets                             $180,278       $175,118

LIABILITIES AND STOCKHOLDER'S EQUITY
     (DEFICIT)
Current liabilities:
     Current maturities of long-term           $    --         $    --
     debt
     Accounts payable                            8,801           13,967
     Due to parent                                 750              482
     Accrued liabilities                        24,384           23,712
     Deferred income taxes                       1,367            2,047
     Total current liabilities                  35,302           40,208

Accrued retirement costs                        16,526           16,278
Deferred income taxes                            7,393            7,460
Other long-term liabilities                      2,300              --
Long-term debt                                 110,000          112,150
Commitments and contingencies (Note 13)

  11-1/4% Cumulative exchangeable
  preferred stock                               48,234           48,042

Stockholder's equity (deficit):
     Common stock: par value $.01 per
     share, 10,000,000 shares
     authorized, 8,691,000 and 8,480,000            87               85
     issued and outstanding in 1999 and
     1998, respectively
     Additional paid-in capital                 46,250           42,322
     Accumulated deficit                       (85,814)         (91,427)
     Total stockholder's deficit               (39,477)         (49,020)

     Total liabilities and stockholder's
     deficit                                  $180,278         $175,118

The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three Years Ended December 31, 1999
                                 (In thousands)


                                        1999       1998       1997

Net sales                             $208,852    $220,316   $192,281
Cost of sales                          164,877     178,933    157,715
   Selling, general and                 19,245      16,816     16,989
     administrative expenses

   Operating income                     24,730      24,567     17,577

 Interest expense, net                  11,317      12,697     12,676

Other (income) expense, net
(Note 12)                               (9,880)         70          80

   Income before income taxes           23,293      11,800       4,821

Provision for income taxes              10,462       5,300       2,640

   Net income before                    12,831       6,500       2,181
     extraordinary item

Loss on early extinguishment of
     debt, net of tax                 (1,401)         (426)         --

   Net income                        $11,430        $6,074      $2,181

   Preferred stock dividends and     (5,817)        (5,817)     (4,686)
     discount accretion

    Net income (loss) available to
     common stockholder               $5,613          $257     $(2,505)


The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                   For the Three Years Ended December 31, 1999
                                 (In thousands)

                                                                 Stock-
                                      Additional                 Holder's
                             Common    Paid-in   Accumulated     Equity
                              Stock    Capital    Deficit      (Deficit)
Balance, January 1, 1997    $   78    $36,788     $(41,436)   $  (4,570)
Capital contribution             4      2,616           --        2,620
Common stock dividends          --         --      (50,770)     (50,770)
Preferred stock dividends       --         --       (4,536)      (4,536)
Preferred stock discount        --         --         (150)        (150)
     accretion
Advance to parent               --         --        3,027        3,027
Merger with First Colony        --         10           --           10
     Farms
Net income                      --         --        2,181        2,181
Balance, December 31, 1997  $   82    $39,414     $(91,684)    $(52,188)

Capital contribution        $    3    $ 2,908       $   --       $2,911
Preferred stock dividends       --         --       (5,625)      (5,625)
Preferred stock discount        --         --         (192)        (192)
     accretion
Net income                      --         --        6,074        6,074
Balance, December 31, 1998  $   85    $42,322     $(91,427)    $(49,020)

Capital contribution        $    2    $ 3,928     $     --       $3,930
Preferred stock dividends       --         --       (5,625)      (5,625)
Preferred stock discount        --         --         (192)        (192)
     accretion
Net income                      --         --       11,430       11,430
Balance, December 31, 1999  $   87    $46,250     $(85,814)    $(39,477)

The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Years Ended December 31, 1999
                                 (In thousands)

                                                  1999       1998      1997
Operating Activities:
Net income                                      $11,430     $6,074    $2,181
  Adjustments to reconcile net income to net
    cash provided by
      operating activities:
    Depreciation and amortization                13,252     13,267    13,277
    Deferred income tax benefit                  (747)      (2,097)   (4,107)
    Increase in accrued retirement costs           248         687       355
    Increase in other long-term liabilities      2,300          --        --
    Loss on early extinguishment of debt         1,401         426        --
    Changes in working capital:
    Trade receivables                            7,704      (5,085)    1,963
    Inventory                                    3,012      (1,644)   (4,957)
    Prepaid expenses                            (2,979)        679      (195)
    Accounts payable                            (6,640)      3,595    (1,467)
    Due to parent                                  268      (1,726)    1,921
    Accrued liabilities                            803       1,188     3,128

    Net cash provided by operating activities   30,052      15,364    12,099

Investing Activities:
Additions to property, plant and equipment, net (8,810)    (10,536)  (10,902)
Proceeds from involuntary conversion, net       (2,903)         --        --
    Net cash used by investing activities      (11,713)    (10,536)  (10,902)

Financing Activities:
Capital contributions, principally under tax
sharing agreement                                3,990       2,911     2,620
Payment of dividends                                --          --   (50,770)
Advance to Parent                                   --          --     3,027
Proceeds from issuance of long-term debt        97,750      19,000        --
Repayment of long-term debt                   (101,150)    (20,218)   (6,000)
Net change in revolving credit facility         (1,000)     (1,000)    2,000
Proceeds of preferred stock offering                --          --    50,000
Payment of preferred stock issuance costs           --          --    (2,300)
Payment of debt issuance costs                      --        (133)      (41)
Premium paid on early retirement of bonds       (1,427)         --        --
Payment of preferred stock dividends            (5,625)     (5,625)   (2,859)

    Net cash used by financing activities       (7,522)     (5,065)   (4,323)

Cash and Cash Equivalents:
Increase (decrease) in cash and cash
equivalents                                     10,817       (237)    (3,126)
Beginning of year                                2,822      3,059      6,185

End of year                                    $13,639     $2,822     $3,059

Supplemental Disclosures:
Cash paid for:
    Interest                                    $13,560   $13,442     12,135
    Federal taxes to parent under tax sharing
    agreement (Note 7)                            8,482     7,710      4,020
    State taxes                                   1,304     1,550        120

  Non-cash investing and financing activities:
    Additions to property, plant and equipment
    included in accounts payable at end of
    period                                       $2,319       845      1,369
    Preferred stock dividends accrued            1,677      1,677      1,677

The accompanying notes are an integral part of these consolidated financial statements.

1. Summary of Significant Accounting Policies

Organization
Fairfield Manufacturing Company, Inc. ("Fairfield") is wholly owned by Lancer Industries Inc. ("Lancer"). Fairfield has one wholly owned subsidiary, T-H Licensing, Inc. ("T-H Licensing"). Fairfield, T-H Licensing and Lancer are all Delaware corporations.

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

Principles of Consolidation
These consolidated financial statements include the accounts of Fairfield and T-H Licensing (jointly the "Company"). All significant intercompany accounts and transactions have been eliminated.

Concentrations of Risk
The Company grants credit without collateral to most of its customers. Sales to two customers accounted for 13.6% and 10.8% of total net sales in 1999, while sales to one customer accounted for 10.6% of total net sales in 1998. No customer accounted for more than 10% of total net sales in 1997.

Revenue
Sales are recognized at the time of shipment to the customer. International sales, as determined by ship to location, accounted for $11,879, $16,195 and $13,286 of the Company's net sales in 1999, 1998 and 1997, respectively, and were primarily to Canada. Custom gears and assemblies accounted for approximately $104,600, $118,500 and $107,100 of the Company's 1999, 1998 and
1997 net sales, respectively. Planetary gear systems accounted for approximately $104,300, $101,800 and $85,200 of the Company's 1999, 1998 and
1997 net sales, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventory
Inventory is valued at the lower of last-in, first-out (LIFO) cost or market.

Property, Plant and Equipment, Net
Property, plant and equipment, net are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which range from 15 to 30 years for land improvements, 5 to 40 years for buildings and improvements, and 3 to 20 years for machinery and equipment. Generally, when property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and reserve accounts, respectively. The difference, if any, between the net asset value and the proceeds is charged or credited to income.

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

Fair Value of Financial Instruments
The fair value of financial assets held by the Company approximate their carrying value. The fair value of financial liabilities, other than Senior Subordinated Notes ("Notes") and Cumulative Exchangeable Preferred Stock, also approximate their carrying value. The estimated fair values of the Notes and Cumulative Exchangeable Preferred Stock at December 31, 1999 were approximately 94.0% and 95.0% of their carrying value, respectively, based on quoted market prices and recent trades of similar issues.

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

3. Inventory

Inventory at December 31, consists of:

                                         1999        1998

     Raw materials                      $2,421     $3,852
     Work in process                     9,102     11,933
     Finished products                  10,984      9,734

                                        22,507     25,519
     Less:  Excess of FIFO cost over        --         --
     LIFO cost

                                       $22,507    $25,519

4. Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31, includes the following:

                                        1999         1998

     Land and improvements              $1,346      $1,346
     Buildings and improvements         23,868      20,758
     Machinery and equipment           148,774     141,091
                                       173,988     163,195
     Less:  Accumulated               (103,552)    (94,956)
     depreciation

                                       $70,426     $68,239

Depreciation expense was approximately $11,000 for each of the years ended December 31, 1999, 1998 and 1997, respectively.

5. Accrued Liabilities

Accrued liabilities at December 31, are as follows:

                                                 1999        1998

     Compensation and employee benefits       $ 7,738     $ 6,940
     Accrued retirement and postemployment      3,667       3,058
     Interest payable                           2,097       4,340
     Accrued warranties                         1,809       1,760
     Other                                      9,073       7,614

                                              $24,384     $23,712

6.
Employee Benefit Plans

The following table presents information in regard to the Company's defined benefit plans.

                                                          Other
                              Pension Benefits       Postretirement
                                                         Benefits
                                 1999      1998         1999     1998
Change in benefit obligation
Benefit obligation at
beginning of year             $51,009    $43,671      $10,155   $9,433
Service cost                    2,024      1,622          490      362
Interest cost                   3,261      3,099          726      658
Participant contributions         --         --           259      184
Amendments                        --        758            --       --
Actuarial loss (gain)          (4,867)    3,522           353      620
Benefits paid                  (1,691)   (1,663)       (1,153)  (1,102)

Benefit obligation at end of
year                           49,736    51,009        10,830   10,155

Change in plan assets
Fair value of plan assets at
beginning
 of year                       36,583     33,684           --       --
Actual return on plan assets    1,836      2,831           --       --
Company contribution            1,887      1,731          894      918
Participant contributions          --         --          259      184
Benefits paid                  (1,691)    (1,663)      (1,153)  (1,102)

Fair value of plan assets at
end of year                    38,615   36,583             --       --

Funded status                 (11,121) (14,426)        (10,830) (10,155)
Unrecognized actuarial loss
(gain)                         (1,354)   2,040           3,125    3,145
Unrecognized prior service
cost (benefit)                  2,058    2,302             (44)    (188)
Accrued benefit              $(10,417) (10,084)         (7,749)  (7,198)

Weighted average assumptions
as of December 31:
Discount rate
                                7.50%    6.50%           7.50%     6.50%
Expected return on plan assets  9.00%    8.50%

Other postretirement benefits provided by the Company include limited health care and life insurance benefits for certain retired employees. The health care cost trend rate is not a factor in the calculation of the other postretirement benefit obligation as the plan limits per capita benefits to a fixed level. Claims in excess of this amount are the responsibility of the retiree.

                                                               Other
                         Pension Benefits             Postretirement Benefits
Components of net          1999      1998    1997      1999      1998   1997
periodic benefit cost:
Service cost             $2,024    $1,622   $1,445      $490     $362   $342
Interest cost             3,261     3,099    2,911       726      658    646
Expected return on       (3,309)   (2,861)  (2,685)       --       --     --
plan assets
Recognized actuarial         --        --       --       282      151    166
loss
Amortization of prior
service cost (benefit)      243       189      189       (53)     (63)   (63)

Net periodic benefit     $2,219    $2,049   $1,860    $1,445   $1,108  $1,091
cost

As discussed above, healthcare benefits provided by the Company are set at a fixed per capita amount. Consequently, changes in health care rates have no effect on the other postretirement benefit obligation, service cost or interest cost.

The Company has a contributory defined contribution savings plan which covers all of its eligible employees. Eligibility in the plan is obtained the month following hire with no minimum age requirement. A participant may make a basic contribution to the plan ranging from 2% to 6% of the participant's salary and a supplemental contribution of 2%, 4%, or 6% of the participant's salary. The Company matches 70% of the participant's basic contribution. Expense recognized each of the years ended December 31, 1999, 1998 and 1997 was $1,529, $1,510 and $1,347, respectively.

The Company provides postemployment benefits to certain former and inactive employees. Net periodic postemployment benefit cost for years ended December 31, included the following components:

                                                  1999     1998      1997

     Service cost                                 $168      $153      $137
     Interest cost                                 184       185       179
     Amortization of unrecognized losses            24        19        --

                                                  $376      $357      $316

The recorded liabilities for these postemployment benefits, none of which have been funded, are $2,026 and $2,053 at December 31, 1999 and 1998, respectively.

7. Income Taxes

The Company files separate state income tax returns and is included in the consolidated federal income tax return of its parent company, Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its federal income tax liability on a separate return basis.

The expense equivalent to provision for income taxes in each of the three years in the period ended December 31, consists of:


                                          1999         1998       1997
     Current, principally federal       $11,209      $7,397      $5,120
     Deferred, principally federal         (747)     (2,097)     (2,480)
     Provision for income taxes         $10,462      $5,300      $2,640

     Tax benefit of extraordinary loss    $(931)      $(277)        $--

The expense equivalent to provision for income taxes for 1999, 1998 and 1997 results principally from current year operating results.

A reconciliation of the expected expense equivalent to provision for income taxes at the statutory federal income tax rate and the actual tax provision each of the three years ended December 31, is as follows:


                                               1999    1998    1997
     Tax provision at 35% statutory rate      8,153   4,130   1,687
     State taxes, net of federal              1,106     519     370
   Non-deductible amortization of
     excess of investment over
     net assets acquired                        555     555     555
     Provision for tax contingencies            683      48      --
     Other, net                                 (35)     48      28

     Provision for income taxes             $10,462   5,300   2,640

     Effective Rate                            44.9%   44.9%   54.8%

Deferred income taxes applicable to temporary differences at December 31, 1999 and 1998 are as follows:

     Assets:                                            1999         1998
      Employee benefits                               $9,895       $9,646
      Long-term incentive compensation benefits          929           --
      Gross deferred tax assets                       10,824        9,646

     Liabilities:
      Inventory basis difference                      (4,387)      (4,864)
      Property, plant and equipment
      basis difference                               (14,313)     (14,022)
      Other, net                                        (884)        (267)
      Gross deferred tax liabilities                 (19,584)     (19,153)

      Net deferred tax liability                     $(8,760)      (9,507)

Under the Tax Sharing Agreement between the Company and Lancer, the Company is required to pay Lancer an amount equal to the Company's current federal income tax liability calculated on a separate return basis. The Company does not consider the beneficial effect of operating losses originating in previous years in the determination of its obligations to Lancer under the Tax Sharing Agreement.

To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Lancer made capital contributions to the Company pursuant to this agreement of $3,930, $2,710, and $2,620 during 1999, 1998 and 1997, respectively. The Company issued common stock to Lancer in recognition of these capital contributions (see Note
11).

The Company has certain federal net operating loss carryforwards of approximately $177,000 and $200,000 at December 31, 1999 and 1998, respectively, from its merger with First Colony Farms, Inc. which begin expiring in 2001. These carryforwards are subject to limitations imposed by the Internal Revenue Code. At December 31, 1999 and 1998, these carryforwards have been fully reduced by a valuation allowance.

8.   Incentive Plan for Senior Management

The Company has established an Incentive Plan for Senior Management (the "Plan") to provide incentive compensation for the Company's executive officers designated by the Board. Under the Plan, the Board grants Performance Units, at its discretion, to the Company's executive officers, and such Performance Units may vest in six equal annual installments on the last day of each of the six fiscal years of the Company beginning with the year ended December 31, 1998. Under the Plan, the holders of the Performance Units are entitled to share in the increase of the Company's equity value in the event the Performance Units vest. The Plan terminates after redemption and satisfaction of all then outstanding Performance Units at December 31, 2003 or upon a change of control. The non-cash provision under this Plan was $2,300 and $0 in 1999 and 1998, respectively.

9. Long-Term Debt

Long-term debt consists of the following at December 31:

     Senior Revolving Credit Facility,             1999            1998
     due July 1, 2005                               $--          $1,000

     Senior Term Loan, due July 1, 2005
     Rates at December 31, 1999: 7.4%             10,000          35,000

   Senior Debt Repurchase Line, due in
     20 equal quarterly installments
     beginning August 15, 2000                        --           9,000

     Senior Subordinated Notes, 11.375%,
     due July 1, 2001                                 --          67,150

     Senior Subordinated Notes, 9.625%,
     due October 15, 2008                         100,000             --
       Total debt                                 110,000         112,150

     Less:  Current maturities                         --              --

       Total long-term debt                      $110,000         $112,150

Credit Facility
The Company has a Credit Facility provided to it by General Electric Capital Corporation ("GE Capital"). Under the Credit Facility, the Company has $10,000 of term loans outstanding at December 31, 1999. In addition, the Credit Facility provides for $20,000 of revolving loans by the Company, including up to $2,000 under a letter of credit subfacility, subject to borrowing base availability. At December 31, 1999, the Company had $19,592 of availability under the revolver. The Company has the option of increasing the revolver availability by up to $20,000, subject to the satisfaction of certain conditions. Commitments under the revolver terminate on July 1, 2005. The $10,000 of term loans currently outstanding are payable in a single principal payment on July 1, 2005.

Indebtedness under the Credit Facility is secured by a pledge of the Company's common stock owned by Lancer and a lien on, and security interest in, substantially all of the Company's assets, including, without limitation, all capital stock of subsidiaries, real estate, equipment, inventory, accounts receivable and cash. The Credit Facility contains certain restrictive covenants limiting among other things, additional debt, additional liens, transactions with affiliates, mergers and consolidations, liquidations and dissolutions, sales of assets, dividends, capital expenditures, sales and leaseback transactions, operating leases, investments, loans and advances, prepayment and modification of debt instruments, the taking or the failure to take, certain actions with respect to the Tax Sharing Agreement and other matters customarily restricted in such agreements. The Credit Facility also requires that the Company maintain compliance with certain specified financial ratios and tests including ratios with respect to fixed charges, interest coverage and working capital. In addition, the Credit Facility contains certain customary affirmative covenants and events of default.

On December 30, 1999, the Company and its senior lending institution amended and restated the existing loan agreement in order to incorporate in a single document the existing loan agreement and all amendments thereto and to eliminate references to transactions that have been completed.

Issuance of 9-5/8% Senior Subordinated Noes due 2008
On May 19, 1999, the Company issued $100,000 of 9-5/8% Senior Subordinated Notes due 2008. The proceeds of the offering were used by the Company as follows; 1) approximately $68,600 was used to redeem the 11-3/8% Senior Subordinated Notes due 2001; 2) approximately $27,700 was used to reduce outstanding amounts under its Credit Facility and; 3) approximately $3,700 was used to pay the fees and expenses of the offering. During 1998, the Company repurchased $17,850 of its 11-3/8% Senior Subordinated Notes due 2001 in open market transactions. The deferred financing costs associated with the 11-3/8% Senior Subordinated Notes due 2001 were written off as part of the loss on the early extinguishment of debt, which was approximately $1,400 net of tax in 1999 and $400 net of tax in 1998. The tax benefit was $931 and $277 in 1999 and 1998, respectively.

On August 9, 1999, the Company completed its exchange offer pursuant to which all of the 9-5/8% Senior Subordinated Notes due 2008 issued on May 19, 1999 (which were unregistered) were exchanged for registered 9-5/8% Senior Subordinated Notes due 2008 that are identical to the terms of the unregistered notes. The Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-4 with respect to such registered notes on June 6, 1999.

The future maturities of long-term debt at December 31, 1999 are as follows:

     2000                           $    --
     2001                                --
     2002                                --
     2003                                --
     2004                                --
     Thereafter                     110,000

                                   $110,000

10.Redeemable Exchangeable Preferred Stock

Exchangeable Preferred Stock
On March 12, 1997 the Company issued 50,000 shares of 11-1/4% Cumulative Exchangeable Preferred Stock, liquidation preference $1,000 per share, representing an aggregate liquidation preference of $50,000. The Exchangeable Preferred Stock is exchangeable at the option of the Company, in whole but not in part, for 11-1/4% Subordinated Exchange Debentures Due 2009 (the "Exchange Debentures"), in aggregate principal amount equal to the liquidation preference of the Exchangeable Preferred Stock following the redemption of the Existing Notes, subject to the satisfaction of certain conditions.

The Company is required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock outstanding on March 15, 2009 at a redemption price equal to 100% of the liquidation preference thereof plus, without duplication, accumulated and unpaid dividends to the date of redemption. The maturity date of the Exchange Debentures is March 15, 2009.

The Exchangeable Preferred Stock pays dividends at a rate equal to 11-1/4% per annum of the liquidation preference per share, payable semiannually on each March 15 and September 15 in cash, or, on or prior to March 15, 2002, in kind on each March 15 and September 15. Interest on the Exchange Debentures is also 11-1/4% per annum.

11.Stockholder's Equity

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

Issuance of Common Stock
The Company issued 74,000, 58,000, 58,000, and 21,000 additional shares of its common stock on March 31, June 30, September 30, and December 31, 1999, respectively, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement and other capital contributions.

The Company issued 73,000, 94,000, 50,000 and 73,000 additional shares of its common stock on March 31, June 30, September 30, and December 31, 1998, respectively, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement and other capital contributions.

Dividends
During February 1997, the Company declared a $3.1 million dividend to Lancer, which was used to repay a $3.0 million advance to Lancer and accrued interest of $0.1 million. On March 12, 1997 the Company, with the approval of its senior lender, declared and paid dividends of $47,700 ($6.11 per share) to Lancer.

12.Unusual Items

In June 1999, the Company experienced a fire at its manufacturing plant in Lafayette, Indiana. The fire damaged a portion of the facility and some of its equipment. As of early January, 2000, the Company had completed the restoration of its physical capabilities to the same level as before the fire. The Company believes that the damages of the fire, including the costs of clean-up and business interruption, are covered by current insurance policies.

The Company is currently in the process of accumulating the costs associated with this fire and preparing an insurance claim. From the date of the fire through the end of the year, direct costs associated with the clean-up and repair portions of the claim were $7.7 million of which $6.2 million has been reimbursed by the insurance carrier.

Relative to the business interruption portion of the claim, the Company's insurance carrier has made a preliminary estimated claim of $10.0 million for the period from the date of the fire through the end of the year; however, the claim is subject to additional audit, review and negotiation. The Company has determined its minimum probable recovery through December 31, 1999 is $7.0 million of which $1.0, $3.3 and $2.7 million were recorded as other income in the second, third and fourth quarters, respectively. Of the $7.0 million recorded for business interruption, the Company's insurance carrier had advanced $5.0 million before the end of 1999.

The excess of amounts recognized by the Company over amounts reimbursed by the Company's insurance carrier through December 31, 1999 has been recorded in other current assets. The Company's insurance carrier advanced an additional $6.6 million against the total claim in early January, 2000.

While final resolution of the claim is not anticipated until mid 2000 and negotiations are continuing, the Company has reached resolution on several issues prior to the end of its current fiscal year. Included in the matters resolved is the final determination of a gain on involuntary conversion associated with the destruction of certain equipment with a net book value of $0.7 million. The Company has recorded a net gain on involuntary conversion of approximately $2.9 million in other income.

13.Commitments and Contingencies

Operating Leases
The Company is obligated to make payments under noncancellable operating leases expiring at various dates through 2004.

Future minimum payments by year under operating leases consist of the following at
December 31, 1999:

          Year              Minimum Rental

          2000                   $ 447
          2001                     135
          2002                      86
          2003                      30
          2004                      --

                                 $ 698

Rental expense for the years ended December 31, 1999, 1998 and 1997 was $543, $506, and $447, respectively.

Equity Participation Plan
The Company maintained an Equity Participation Plan (the "Plan") which provided for the award of up to an aggregate of 180,000 Equity Participation Rights ("Rights") to certain current and past officers and key employees. At December 31, 1998, all 180,000 rights were granted and vested and 117,000 rights were outstanding. During 1999, the Company redeemed the remaining 117,000 rights for $46. In 1997, the Company paid $25 to redeem 63,000 rights. No additional compensation was charged to earnings for this plan during 1999, 1998 or 1997.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
          Schedule II - Valuation and Qualifying Accounts and Reserves
                   For the Three Years Ended December 31, 1999
                                 (In thousands)


                       Balance     Charged    Charged                 Balance
                         at           to         to                    at End
       Description    Beginning     Costs      other      Deductions       of
                      of Period      and      Accounts                 Period
                                   Expenses

     1999
     Allowance for     $ 700         $232       $ --         $(232)       $700
     doubtful
     accounts

     1998
     Allowance for     $ 600         $100       $ --          $ --        $700
     doubtful
     accounts

     1997
     Allowance for     $ 600         $ 32       $ --         $(32)        $600
     doubtful
     accounts