Form 10-Q
period 2000-03-31
FAIRFIELD MANUFACTURING CO INC
filed 2000-05-15
CIK 904543

1
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-Q

              [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended:  March 31, 2000

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

               Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000 is as follows:

                        8,728,000 shares of Common Stock

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                                    Form 10-Q

                                 March 31, 2000

Part I - FINANCIAL INFORMATION

                                                                 Page
Item 1 -  Financial Statements:

     Consolidated Balance Sheets, March 31, 2000
     (Unaudited) and
     December 31, 1999                                             3

     Consolidated Statements of Operations for the three
     months ended
     March 31, 2000 and 1999 (Unaudited)                           4

     Consolidated Statement of Stockholder's Equity
     (Deficit) for the three
     months ended March 31, 2000 (Unaudited)                       5

     Consolidated Statements of Cash Flows for the three
     months ended
     March 31, 2000 and 1999 (Unaudited)                           6

     Notes to Consolidated Financial Statements (Unaudited)       7-8

Item 2 -  Management's Discussion and Analysis of
     Financial Condition and
    Results of Operations                                        9-10

Item 3 -  Quantitative and Qualitative Disclosures About          10
     Market Risk

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.                        11

SIGNATURE                                                         11

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                             March 31,      December 31,
                                                2000           1999
     ASSETS                                 (unaudited)
Current assets:
     Cash and cash equivalents                 $18,912        13,639
     Trade receivables, less allowance
     of $700                                    21,016        19,664
     Inventory                                  24,675        22,507
     Other current assets                          171         3,348
        Total current assets                    64,774        59,158

Property, plant and equipment, net of
     accumulated
     depreciation of $106,366 and
     $103,562 in 2000 and
     1999, respectively                         68,104        70,426

Other assets:
     Excess of investment over net
     assets acquired, less
     accumulated amortization of
     $17,090 and $16,689 in
     2000 and 1999, respectively                47,269        47,670
     Deferred financing costs, less
     accumulated amortization
     of $562 and $1,226 in 2000 and
     1999, respectively                          2,888         3,024
     Total other assets                         50,157        50,694

     Total assets                             $183,035      $180,278

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                          $10,771        $8,801
     Due to parent                                 368           750
     Accrued liabilities                        26,283        24,384
     Deferred income taxes                       1,367         1,367
     Total current liabilities                  38,789        35,302

Accrued retirement costs                        14,885        16,526
Deferred income taxes                            7,135         7,393
Other long-term liabilities                      1,725         2,300

Long-term debt                                 110,000       110,000

Commitments and contingencies
  11-1/4% Cumulative exchangeable preferred
     stock                                      48,281        48,234

Stockholder's equity (deficit):
     Common stock: par value $.01 per
     share, 10,000,000
     shares authorized, 8,728,000 and
     8,691,000 issued
     and outstanding in 2000 and 1999,
     respectively                                   87             87
     Additional paid-in capital                 47,020         46,250
     Accumulated deficit                       (84,887)       (85,814)
     Total stockholder's deficit               (37,780)       (39,477)

     Total liabilities and stockholder's
     deficit                                  $183,035        $180,278



   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three Months Ended March 31
                                 (In thousands)
                                   (Unaudited)

                                                  2000          1999

Net sales                                      $42,376        $60,399
Cost of sales                                   34,912         47,341
   Selling, general and administrative
     expenses                                    3,740          4,339

     Operating income                            3,724          8,719

 Interest expense, net                           2,458          2,825
Other (income) expense, net                     (2,988)             2

     Income before income taxes                  4,254          5,892

Provision for income taxes                       1,873          2,657

     Net income                                 $2,381         $3,235

   Preferred stock dividends and discount
     accretion                                  (1,454)        (1,454)

     Net income available to common
     stockholder                                  $927         $1,781

   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                    For the Three Months Ended March 31, 2000
                                  (In thousands)
                                   (Unaudited)

                                                                Stock-
                             Common   Additional                Holder's
                              Stock    Paid-in    Accumulated   Equity
                                       Capital    Deficit       (Deficit)

Balance, December 31, 1999     $87    $46,250     $(85,814)      $(39,477)
Capital contribution            --        770           --            770
Preferred stock dividends       --         --       (1,407)        (1,407)
Preferred stock discount
     accretion                  --         --          (47)           (47)
Net income                      --         --        2,381          2,381

Balance, March 31, 2000        $87    $47,020     $(84,887)      $(37,780)



   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Three Months Ended March 31
                                 (In thousands)
                                   (Unaudited)

                                                  2000            1999
Operating Activities:
Net income                                      $2,381          $3,235
  Adjustments to reconcile net income to net
    cash provided
    (used) by operating activities:
    Depreciation and amortization                3,341           3,358
    Deferred income taxes                         (258)           (345)
    Accrued retirement costs                    (1,641)         (1,021)
    Other long-term liabilities                   (575)             --
    Changes in working capital:
    Trade receivables                           (1,352)            467
    Inventory                                   (2,168)           (761)
    Other current assets                         3,177              (8)
    Accounts payable                             3,735           1,467
    Due to parent                                 (382)            844
    Accrued liabilities                          3,305            (629)

    Net cash provided by operating activities    9,563           6,607

Investing Activities:
Additions to property, plant and equipment, net (2,247)         (3,568)

    Net cash used by investing activities       (2,247)         (3,568)

Financing Activities:
Capital contributions, principally under tax
sharing agreement                                  770           1,140
Repayment of long-term debt                         --          (2,000)
Net change in revolving credit facility             --          (1,000)
Payment of preferred stock dividends            (2,813)         (2,813)

    Net cash used by financing activities       (2,043)         (4,673)

Cash and Cash Equivalents:
Increase (decrease) in cash and cash
    equivalents                                  5,273          (1,634)
Beginning of period                             13,639           2,822

End of period                                  $18,912          $1,188

Supplemental Disclosures:
Cash paid for:
    Interest                                       $51          $4,677
    Federal taxes to parent under tax sharing
    agreement (Note 2)                           1,520           1,640

  Non-cash investing and financing activities:
    Additions to property, plant and equipment
    included in
    accounts payable at end of period             $554            $399
    Preferred stock dividends accrued              270             270


   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                   Notes to Consolidated Financial Statements
                        (In thousands, except share data)
                                   (Unaudited)

1.   Interim Financial Information

     The accompanying consolidated financial statements have been prepared by Fairfield Manufacturing Company, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999.

     In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. However, interim financial results are not necessarily indicative of the results for a full year. Certain prior year information has been reclassified to conform to current year presentation.

2.   Parent Company of Registrant

     The Company is wholly-owned by Lancer Industries Inc. ("Lancer").

     The Company is included in the consolidated federal income tax return of Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its current federal income tax liability on a separate return basis and pay that amount to Lancer. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Lancer made capital contributions to the Company pursuant to this agreement of $770 and $1,140 during the three months ended March 31, 2000 and 1999, respectively. The Company issued 37,000 and 74,000 shares of common stock to Lancer during the three months ended March 31, 2000 and 1999, respectively, in recognition of these capital contributions.

3.   Inventory

     Inventory, which is valued at the lower of last-in, first-out (LIFO) cost or market, consists of the following:

                                     March 31, 2000     December 31, 1999

Raw materials                               $2,201             $2,421
Work in process                              9,967              9,102
Finished goods                              12,520             10,984
                                            24,688             22,507
Less: excess of FIFO cost over LIFO cost        13                 --
                                           $24,675            $22,507

4.   Unusual Item

     In June 1999, the Company experienced a fire at its manufacturing plant in Lafayette, Indiana. The fire damaged a portion of the facility and some of its equipment. As of early January 2000, the Company had completed the restoration of its physical capabilities to the same level as before the fire. The Company believes that the damages of the fire, including the costs of clean-up and business interruption, are covered by current insurance policies. The Company continues the process of accumulating costs and preparing an insurance claim as it relates to the clean-up and business interruption associated with this fire.

     From the date of the fire through the end of March 2000, direct costs associated with the clean-up and repair portion of the claim were $8.4 million, of which $7.8 million has been reimbursed by the insurance carrier.

     Relative to the business interruption portion of the claim, the Company's insurance carrier had made a preliminary estimate of $10.0 million for the period from the date of the fire through December 31, 1999. The insurance carrier has increased this estimate of business interruption losses to $13.0 million through the first quarter of 2000.

     Prior to March 31, 2000, the insurance carrier had funded the preliminary estimate of $10.0 million. Of the $10.0 million funded, the Company had determined its minimum probable recovery for the period ended December 31, 1999 was $7.0 million and had recorded that amount as other income through that date. The Company recognized an additional $3.0 million of business interruption income during the first quarter of 2000 as, based on new information, it increased its estimate of the minimum probable recovery from the date of the fire through March 31, 2000 to $10.0 million.

     Subsequent to the end of the first quarter, the insurance carrier funded an additional $3.0 million based on the revised estimate. The claim is subject to additional audit, review and negotiation, and final resolution is not anticipated until mid 2000.

5.   Accounting Standards

     Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," was issued by the Securities and Exchange Commission (SEC) staff in December 1999. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. This issue is currently under study by the Company and no estimate of its possible effect is presently available. The Company will apply the accounting and disclosures described in SAB No. 101 not later than the second quarter of fiscal 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Net sales for the three months ended March 31, 2000 were $42.4 million, a decrease of $18.0 million, or 29.8%, from the same period in 1999. The decrease in sales for the three months ended March 31, 2000 was due to lower sales volume as the Company believes customers have remained concerned regarding the Company's restoration of its physical operations to pre-fire capabilities. The Company has completely restored its plant and operations to pre-fire capabilities and continues to work with customers to regain their business as well as identify new markets for growth.

     Cost of sales for the three months ended March 31, 2000 decreased by $12.4 million, to $34.9 million, compared to $47.3 million, for the same period in 1999. Gross margin was 17.6% for the first quarter of 2000 compared to 21.6% in the first quarter of 1999. The decrease in cost of sales compared to the same period in 1999 was primarily a result of decreased sales volume during 2000 while the decrease in gross margin is driven by a decrease in productivity due to lower sales volume as well as unfavorable product pricing and product mix.

     Selling, general and administrative expenses ("SG&A"), including goodwill amortization, were $3.7 million, or 8.8% of net sales, for the three months ended March 31, 2000, compared to $4.3 million, or 7.2% of net sales, for the same period in 1999. The reduction in SG&A for the first quarter of 2000 reflects the reversal of approximately $0.6 million related to the Incentive Plan for Senior Management as discussed in Note 8 to the Company's 1999 consolidated financial statements.

     Earnings from operations for the three months ended March 31, 2000 decreased 57.3% to $3.7 million, or 8.8% of net sales, compared to $8.7 million, or 14.4% of net sales, for the comparable 1999 period. The reduction in earnings is directly attributed to the lower sales volume and production inefficiencies as a result of this lower volume.

     Interest expense in the first quarter of 2000 decreased to $2.5 million from $2.8 million for the first quarter of 1999. This decrease reflects lower average interest rates in the first quarter of 2000 versus the first quarter of 1999 and a higher level of short-term investments.

     Other (income) expense, net includes $3.0 million from business interruption income recorded in the first quarter of 2000.

     Liquidity and Capital Resources

     The Company uses funds provided by operations and short-term borrowings under its Credit Facility, as described in Note 9 to the Company's 1999 consolidated financial statements, to meet liquidity requirements. Net cash provided by operations for the three months ended March 31, 2000 was $9.6 million, an increase of $3.0 million compared with the same period in 1999 when net cash provided by operations was $6.6 million. Working capital less cash at March 31, 2000 decreased to $7.1 million from $10.2 million at December 31, 1999 reflecting the receipt of additional insurance proceeds and a greater investment in inventory and receivables with respect to sales.

     Capital expenditures for manufacturing equipment, machine tools, and building improvements totaled $2.2 million and $3.6 million during the first three months of 2000 and 1999, respectively, exclusive of $0.6 million and $0.4 million in 2000 and 1999, respectively, which was funded by accounts payable.
     Capital expenditures for both 2000 and 1999 have been primarily for increased capacity and productivity to gain efficiencies in the manufacturing process.

     Net cash used by financing activities was $2.0 million during the first quarter of 2000 compared to net cash used by financing activities of $4.7 million in the first quarter of 1999. Strong operating cash flows and capital contributions during 2000 and 1999 were used to fund the preferred stock dividend, revolver pay down and repayment of long-term debt.

     Management expects to use cash flows from operations to fund the Company's planned capital requirements for the remainder of 2000, including capital expenditures, interest on long-term debt and preferred stock dividends. The Company's Credit Facilities, as discussed in Note 9 to the Company's 1999 consolidated financial statements, may also be utilized to meet additional liquidity needs.

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

     Information Concerning Forward-Looking Statements

     This report contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not simply statements of historical fact (such as when the Company describes what it believes, expects or anticipates will occur, and other similar statements), may not be correct, even though the Company currently believes they are reasonable. The Company does not guarantee that the transactions and events described in this report will happen as described (or that they will happen at all). The Company's actual result could differ materially from those set forth in the forward-looking statements. This report should be read completely and with the understanding that actual future results may be materially different from what the Company expects. The Company will not update these forward-looking statements, even though its situation will change in the future. Some of the factors that might cause such a difference include those discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Information Concerning Forward-Looking Statements" contained in the Company's Form 10-K for the year ended December 31, 1999.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not own any interest in derivative financial or commodity instruments as of March 31, 2000. The effect of reasonably possible market movements in interest rates is not expected to have a material impact on the Company's future cash flows or earnings.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K

     (a)  Exhibit No.         Description

          (27) Financial Data Schedule

     (b)  No reports 8-K were filed during the period covered by this report.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2000.

                              FAIRFIELD MANUFACTURING COMPANY, INC.

                              By: /s/ Richard A.Bush
                                      Richard A. Bush
                         Vice President and Chief Financial Officer