Form 10-Q
period 2000-06-30
FAIRFIELD MANUFACTURING CO INC
filed 2000-08-14
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-Q

              [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended:  June 30, 2000

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

               Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000 is as follows:

                        8,831,000 shares of Common Stock

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                                    Form 10-Q

                                  June 30, 2000

Part I - FINANCIAL INFORMATION

                                                                 Page
Item 1 -  Financial Statements:

    Consolidated Balance Sheets, June 30, 2000 (Unaudited)
     and December 31, 1999                                         3

    Consolidated Statements of Operations for the three and
     six months ended June 30, 2000 and 1999 (Unaudited)           4

    Consolidated Statement of Stockholder's Equity
     (Deficit) for the six months ended June 30, 2000              5
     (Unaudited)

    Consolidated Statements of Cash Flows for the six
     months ended June 30, 2000 and 1999 (Unaudited)               6

     Notes to Consolidated Financial Statements (Unaudited)      7 - 8

Item 2 -    Management's Discussion and Analysis of
     Financial Condition and Results of Operations               9 -11

Item 3 -  Quantitative and Qualitative Disclosures About          11
     Market Risk

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.                        12

SIGNATURE                                                         12

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                  June 30,      December 31,
                                                    2000            1999
     ASSETS                                     (unaudited)
Current assets:
 Cash and cash equivalents                          $22,239         $13,639
 Trade receivables, less allowance of $700           20,933          19,664
 Inventory                                           24,270          22,507
 Other current assets                                 1,701           3,348
   Total current assets                              69,143          59,158

Property, plant and equipment, net of
 accumulated depreciation of $107,791
 and $103,562 in 2000 and
 1999, respectively                                  65,609          70,426

Other assets:
 Excess of investment over net
  assets acquired, less
  accumulated amortization of
  $17,492 and $16,689 in
  2000 and 1999, respectively                        46,867          47,670
 Deferred financing costs, less
   accumulated amortization
   of $698 and $1,226 in 2000 and
   1999, respectively                                 2,752           3,024
      Total other assets                             49,619          50,694

      Total assets                                 $184,371        $180,278

LIABILITIES AND STOCKHOLDER'S EQUITY
     (DEFICIT)
Current liabilities:
 Accounts payable                                   $10,173          $8,801
 Due to parent                                        1,748             750
 Accrued liabilities                                 22,960          24,384
 Deferred income taxes                                1,367           1,367
     Total current liabilities                       36,248          35,302

Accrued retirement costs                             15,537          16,526
Deferred income taxes                                 6,670           7,393
Other long-term liabilities                           1,150           2,300
Long-term debt                                      110,000         110,000

Commitments and contingencies
 11-1/4% Cumulative exchangeable
 preferred stock                                     48,329          48,234

Stockholder's equity (deficit):
 Common stock: par value $.01 per
  share, 10,000,000 shares authorized,
  8,831,000 and 8,691,000 issued and
  outstanding in 2000 and 1999, respectively             88              87
 Additional paid-in capital                          48,409          46,250
 Accumulated deficit                                (82,060)        (85,814)
  Total stockholder's deficit                       (33,563)        (39,477)

  Total liabilities and stockholder's deficit      $184,371        $180,278


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

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three and Six Months Ended June 30
                                 (In thousands)
                                   (Unaudited)

                                       Three months      Six months ended
                                          ended              June 30,
                                         June 30,
                                       2000     1999         2000      1999

Net sales                           $43,205    $56,966     $85,581   $117,365
Cost of sales                        36,374     45,022      71,286     92,363
Selling, general and
 administrative expenses              3,212      4,259       6,952      8,598

Operating income                      3,619      7,685       7,343     16,404

Interest expense, net                 2,470      3,325       4,928      6,151
Other (income) expense, net          (6,498)      (998)     (9,486)      (997)

Income before income taxes            7,647      5,358      11,901     11,250

Provision for income taxes            3,366      2,417       5,239      5,074

Net income before extraordinary item  4,281      2,941       6,662      6,176

Loss on early extinguishment of debt,
   net of taxes                          --      1,401          --      1,401


Net income                            4,281      1,540       6,662      4,775

Preferred stock dividends and
 discount accretion                  (1,454)    (1,454)     (2,908)    (2,908)

Net income available to common
   stockholder                       $2,827         86       3,754      1,867



   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                     For the Six Months Ended June 30, 2000
                                 (In thousands)
                                   (Unaudited)


                                      Additional                    Stock-
                             Common    Paid-in     Accumulated     Holder's
                              Stock    Capital       Deficit   Equity (Deficit)

Balance, December 31, 1999     $87    $46,250     $(85,814)       $(39,477)
Capital contribution             1      2,159           --           2,160
Preferred stock dividends       --         --       (2,812)         (2,812)
Preferred stock discount        --         --          (96)            (96)
     accretion
Net income                      --         --        6,662           6,662

Balance, June 30, 2000         $88    $48,409     $(82,060)       $(33,563)


   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30
                                 (In thousands)
                                   (Unaudited)

                                                   2000         1999
Operating Activities:
Net income                                        $6,662       $4,775
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
    Depreciation and amortization                  6,683        6,784
    Deferred income taxes                           (723)        (659)
    Accrued retirement costs                        (989)        (119)
    Other long-term liabilities                   (1,150)          --
    Loss on early extinguishment of debt              --        1,401
    Changes in working capital:
     Trade receivables                            (1,269)       4,565
     Inventory                                    (1,763)       3,209
     Other current assets                          1,647         (583)
     Accounts payable                              3,229       (1,416)
     Due to parent                                   998       (1,051)
     Accrued liabilities                          (1,425)      (1,852)

    Net cash provided by operating activities     11,900       15,054

Investing Activities:
Additions to property, plant and equipment, net   (2,648)      (5,655)

    Net cash used by investing activities         (2,648)      (5,655)

Financing Activities:
Capital contributions, principally under tax
    sharing agreement                              2,160        2,170
Proceeds of long-term debt                            --       97,750
Repayment of long-term debt                           --     (101,150)
Net change in revolving credit facility               --       (1,000)
Premium paid on early retirement of bonds             --       (1,428)
Payment of preferred stock dividends              (2,812)      (2,812)

    Net cash used by financing activities           (652)      (6,470)

Cash and Cash Equivalents:
Increase in cash and cash equivalents              8,600        2,929
Beginning of period                               13,639        2,822

End of period                                    $22,239       $5,751

Supplemental Disclosures:
Cash paid for:
    Interest                                      $5,138       $9,335
    Federal taxes to parent under tax sharing
    agreement (Note 2)                             3,810        5,120

Non-cash investing and financing activities:
  Additions to property, plant and equipment
   included in accounts payable at end of period    $462         $233
  Preferred stock dividends accrued                1,677        1,677


   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                   Notes to Consolidated Financial Statements
                        (In thousands, except share data)
                                   (Unaudited)

1.   Interim Financial Information

     The accompanying consolidated financial statements have been prepared by Fairfield Manufacturing Company, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999.

     In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at June 30, 2000 and the results of operations and cash flows for the six months ended June 30, 2000 and 1999. However, interim financial results are not necessarily indicative of the results for a full year. Certain prior year information has been reclassified to conform to current year presentation.

2.   Parent Company of Registrant

     The Company is wholly-owned by Lancer Industries Inc. ("Lancer").

     The Company is included in the consolidated federal income tax return of Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its current federal income tax liability on a separate return basis and pay that amount to Lancer. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Lancer made capital contributions to the Company pursuant to this agreement of $2,160 and $2,170 during the six months ended June 30, 2000 and 1999, respectively. The Company issued 140,000 and 132,000 shares of common stock to Lancer during the six months ended June 30, 2000 and 1999, respectively, in recognition of these capital contributions.

3.   Inventory

     Inventory, which is valued at the lower of last-in, first-out (LIFO) cost or market, consists of the following:

                                             June 30, 2000   December 31, 1999

     Raw materials                                 $2,609           $2,421
     Work in process                               10,662            9,102
     Finished goods                                11,024           10,984
                                                   24,295           22,507
     Less: excess of FIFO cost over LIFO cost          25               --
                                                  $24,270          $22,507

4.   Unusual Item

     In June 1999, the Company experienced a fire at its manufacturing plant in Lafayette, Indiana. The fire damaged a portion of the facility and some of its equipment. As of early January 2000, the Company had completed the restoration of its physical capabilities to the same level as before the fire. The damages of the fire, including the costs of clean-up and business interruption, were covered by current insurance policies and, during the quarter ended June 30, 2000, the Company and its insurance carrier agreed to a final settlement of the resulting claims.

     Direct costs associated with the clean-up and repair portion of the claim were $8.9 million, of which $8.5 million was reimbursed by the insurance carrier through the second quarter of 2000. The business interruption portion of the claim was $16.5 million, of which $15.0 million was reimbursed by the insurance carrier through the second quarter of 2000.

     Prior to final settlement with its insurance carrier, the Company had determined its minimum probable recovery for business interruption at the end of each quarter and had recorded those amounts as other income. The amounts recorded by quarter are as follows: June 30, 1999 - $1.0 million, September 30, 1999 - $3.3 million, December 31, 1999 - $2.7 million and March 31, 2000 - $3.0 million. The Company recognized $6.5 million of business interruption insurance recovery during the second quarter of 2000 in conjunction with the final settlement of business interruption losses.

     Subsequent to the end of the second quarter, the insurance carrier paid the Company $1.9 million, representing all remaining amounts due under the final settlement of the insurance claim. Of the $1.9 million funded, $1.5 million relates to final settlement of the business interruption portion of the claim and $0.4 million relates to final settlement of the clean-up and repair portion of the claim. The $1.5 million related to business interruption was included in other income during the second quarter of 2000.

5.   Accounting Standards

     Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," was issued by the Securities and Exchange Commission (SEC) staff in December 1999. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. This issue is currently under study by the Company and no estimate of its possible effect is presently available. The Company will apply the accounting and disclosures described in SAB No. 101 not later than the fourth quarter of fiscal 2000 as required by SAB No. 101B.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Recent Development

     The Company finalized the claim with its insurance carrier relating to the June 12, 1999 fire - see Note 4 to the financial statements.

     Results of Operations

     Net sales for the three months ended June 30, 2000 were $43.2 million, a decrease of $13.8 million, or 24.2%, from the same period in 1999. For the six months ended June 30, 2000, the Company's net sales decreased by $31.8 million, or 27.1%, to $85.6 million compared to $117.4 million for the six months ended June 30, 1999. The decrease in sales for the three and six months ended June 30, 2000 was due to lower sales volume as the Company believes customers have remained concerned regarding the Company's restoration of its physical operations to pre-fire capabilities. The Company has completely restored its plant and operations to pre-fire capabilities and continues to work with customers to regain their business as well as identify new markets for growth. The Company has also experienced pricing pressure due to the depreciation of the Euro and other foreign currencies against the dollar along with a softening in mining and agriculture.

     Cost of sales for the three months ended June 30, 2000 decreased by $8.6 million, to $36.4 million, compared to $45.0 million, for the same period in 1999. For the first half of 2000, cost of sales were $71.3 million, or 83.3% of net sales, compared to $92.4 million, or 78.7% of net sales, for the first half of 1999. The decrease in cost of sales resulted primarily from the decrease in sales volume whereas the increase in cost of sales as a percentage of sales resulted from lower sales volume, unfavorable product mix, and pricing pressure.

     Selling, general and administrative expenses ("SG&A"), including goodwill amortization, were $3.2 million, or 7.4% of net sales, for the three months ended June 30, 2000, compared to $4.3 million, or 7.5% of net sales for the same period in 1999. For the six months ended June 30, 2000, SG&A decreased by $1.6 million, or 19.1%, to $7.0 million compared to $8.6 million for the six months ended June 30, 1999. The reduction in SG&A for the six months ended June 30, 2000, reflects a lower employee bonus accrual and the reversal of approximately $1.2 million related to the Incentive Plan for Senior Management as discussed in Note 8 to the Company's 1999 consolidated financial statements.

     Earnings from operations for the three months ended June 30, 2000 decreased 52.9% to $3.6 million, or 8.4% of net sales, compared to $7.7 million, or 13.5% of net sales, for the comparable 1999 period. For the six months ended June 30, 2000, the Company's earnings from operations were $7.3 million, or 8.6% of net sales, compared to $16.4 million, or 14.0% of net sales for the first six months of 1999.

     Interest expense, net in the second quarter of 2000 decreased 25.7% to $2.5 million compared to $3.3 million for the comparable 1999 period. For the first half of 2000 and 1999, interest expense, net was $4.9 million and $6.2 million, respectively. This decrease reflects lower debt balances in the first half of 2000 versus the first half of 1999, lower average interest rates due to the refinancing in 1999 and a higher level of short-term investments.

     The Company recorded $6.5 million of business interruption insurance recovery for the three months ended June 30, 2000 and $1.0 million for the comparable 1999 period. The Company recorded $9.5 million and $1.0 million of other income pertaining to business interruption insurance recovery through June 30, 2000 and June 30, 1999, respectively, see Note 4 to the financial statements.

     The Company had income before income taxes of $7.6 million in the second quarter of 2000 compared to $5.4 million in the second quarter of 1999. For the six months ended June 30, 2000, the Company's income before income taxes was $11.9 million compared to $11.3 million for the comparable 1999 period.

     Net income available to common stockholder was $2.8 million for the second quarter of 2000 compared to net income available to common stockholder of $0.1 million for the same period in 1999, which included a $1.4 million loss on early extinguishment of debt. For the first six months, net income available to common stockholder was $3.8 million and $1.9 million in 2000 and 1999, respectively.

     Liquidity and Capital Resources

     As described in Note 9 to the Company's 1999 consolidated financial statements, the Company uses funds provided by operations and short-term borrowings under its Credit Facility to meet liquidity requirements. Net cash provided by operations for the six months ended June 30, 2000 was $11.9 million, a decrease of $3.2 million compared with the same period in 1999 when net cash provided by operations was $15.1 million. This decrease reflects lower sales volume, lower accounts receivable turnover net of accounts payable, and lower inventory turnover due to the lower sales volume. Working capital less cash at June 30, 2000 increased to $10.7 million from $10.2 million at December 31, 1999.

     Capital expenditures for manufacturing equipment, machine tools, and building improvements totaled $2.6 million and $5.7 million during the first six months of 2000 and 1999, respectively, exclusive of $0.5 million and $0.2 million in 2000 and 1999, respectively, which was funded by accounts payable. Capital expenditures for both 2000 and 1999 have been primarily for increased capacity and productivity to gain efficiencies in the manufacturing process.

     Net cash used by financing activities was $0.7 million during the second quarter of 2000 compared to net cash used by financing activities of $6.5 million in the second quarter of 1999. Strong operating cash flows and capital contributions during 2000 and 1999 were used to fund the preferred stock dividend, revolver pay down and repayments of long term debt. On May 19, 1999, the Company issued $100 million of 9-5/8% Senior Subordinated Notes due 2008. The proceeds of the offering were used by the Company as follows; 1) approximately $68.6 million was used to redeem the 11-3/8% Senior Subordinated Notes due 2001; 2) approximately $27.7 million was used to reduce outstanding amounts under its Credit Facility and; 3) approximately $3.7 million was used to pay the fees and expenses of the offering.

     At June 30, 2000, the Company has $19.6 million available under its $20.0 million Revolving Credit Facility since letters of credit of approximately $0.4 million have been issued under this facility. The Company also has the option to increase the Revolving Credit Facility an additional $20.0 million in $5.0 million increments, subject to certain conditions.

     Management expects to use cash flows from operations to fund the Company's planned capital requirements for the remainder of 2000, including capital expenditures, interest on long term debt and preferred stock dividends. The Company's Credit Facilities, as discussed above and in Note 9 to the Company's 1999 consolidated financial statements, may also be utilized to meet additional liquidity needs.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     The Company does not own any interest in derivative financial or commodity instruments as of June 30, 2000. The effect of reasonably possible market movements in interest rates is not expected to have a material impact on the Company's future cash flows or earnings.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit No.         Description

          (27) Financial Data Schedule

     (b)  No reports 8-K were filed during the period covered by this report.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2000.

                              FAIRFIELD MANUFACTURING COMPANY, INC.

                              By:   /s/ Richard A.Bush
                                    Richard A. Bush
                                    Vice President and Chief Financial Officer