Form 10-Q
period 2000-09-30
FAIRFIELD MANUFACTURING CO INC
filed 2000-11-14
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    Form 10-Q

              [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended:  September 30, 2000

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

               Yes   X             No

     The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2000 is as follows:

                        8,951,000 shares of Common Stock

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                                    Form 10-Q

                               September 30, 2000

Part I - FINANCIAL INFORMATION

                                                                 Page
Item 1 -  Financial Statements:

    Consolidated Balance Sheets, September 30, 2000
     (Unaudited) and December 31, 1999                             3

    Consolidated Statements of Operations for the three and
     nine months ended September 30, 2000 and 1999                 4
     (Unaudited)

    Consolidated Statement of Stockholder's Equity
     (Deficit) for the nine months ended September 30, 2000        5
     (Unaudited)

    Consolidated Statements of Cash Flows for the nine
     months ended September 30, 2000 and 1999 (Unaudited)          6

     Notes to Consolidated Financial Statements (Unaudited)      7 - 8

Item 2 -    Management's Discussion and Analysis of
     Financial Condition and Results of Operations              9 - 11

Item 3 -  Quantitative and Qualitative Disclosures About          11
     Market Risk

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.                        12

SIGNATURE                                                         12


                      FAIRFIELD MANUFACTURING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                           September 30,       December 31,
                                                2000              1999
     ASSETS                                 (unaudited)
Current assets:
     Cash and cash equivalents                 $25,676          $13,639
     Trade receivables, less allowance
     of $700                                    19,418           19,664
     Inventory                                  27,160           22,507
     Other current assets                           54            3,348
        Total current assets                    72,308           59,158

Property, plant and equipment, net of
     accumulated
     depreciation of $110,595 and
     $103,562 in 2000 and
     1999, respectively                         63,870           70,426

Other assets:
     Excess of investment over net
     assets acquired, less
     accumulated amortization of
     $17,894 and $16,689 in
     2000 and 1999, respectively                46,465           47,670
     Deferred financing costs, less
     accumulated amortization
     of $834 and $1,226 in 2000 and
     1999, respectively                          2,616            3,024
     Total other assets                         49,081           50,694

     Total assets                             $185,259         $180,278

LIABILITIES AND STOCKHOLDER'S EQUITY
     (DEFICIT)
Current liabilities:
     Accounts payable                          $11,966           $8,801
     Due to parent                                 738              750
     Accrued liabilities                        24,476           24,384
     Deferred income taxes                       1,367            1,367
     Total current liabilities                  38,547           35,302

Accrued retirement costs                        16,186           16,526
Deferred income taxes                            6,676            7,393
Other long-term liabilities                        575            2,300
Long-term debt                                 110,000          110,000

  Commitments and contingencies
  11-1/4% Cumulative exchangeable
     preferred stock                            48,377           48,234

Stockholder's equity (deficit):
     Common stock: par value $.01 per
     share, 10,000,000
     shares authorized, 8,951,000 and
     8,691,000 issued
     and outstanding in 2000 and 1999,
     respectively                                   90               87
     Additional paid-in capital                 48,377           46,250
     Accumulated deficit                      (83,569)         (85,814)
     Total stockholder's deficit              (35,102)         (39,477)

     Total liabilities and stockholder's
     deficit                                  $185,259         $180,278



   The accompanying notes are an integral part of these consolidated financial statements.

<PAGE 3>

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three and Nine Months Ended September 30
                                 (In thousands)
                                   (Unaudited)

                                       Three months ended     Nine months ended
                                          September 30,          September 30,
                                         2000       1999      2000        1999

Net sales                             $36,290     $49,076    $121,871   $166,441
Cost of sales                          30,847      39,052     102,132    131,414
Selling, general and
  administrative expenses               3,183       4,132      10,135     12,731

Operating income                        2,260       5,892       9,604     22,296

Interest expense, net                   2,360       2,580       7,289      8,732
Other (income) expense, net               (1)     (3,289)     (9,487)    (4,287)

Income (loss) before income taxes        (99)       6,601      11,802     17,851

Provision for income taxes               (44)       2,977       5,195      8,051

Net income (loss) before
   extraordinary item                    (55)       3,624       6,607      9,800

Loss on early extinguishment of debt,
   net of taxes                            --          --          --      1,401


   Net income (loss)                     (55)       3,624       6,607      8,399

Preferred stock dividends and
   discount accretion                 (1,454)     (1,454)     (4,362)    (4,362)

Net income (loss) available to
   common stockholder                $(1,509)       2,170       2,245      4,037



   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                  For the Nine Months Ended September 30, 2000
                                  (In thousands)
                                   (Unaudited)

                                      Addition                         Stock-
                             Common   Additional                      Holder's
                              Stock    Paid-in    Accumulated          Equity
                                       Capital      Deficit          (Deficit)

Balance, December 31, 1999     $87    $46,250     $(85,814)          $(39,477)
Capital contribution             3      2,127            --              2,130
Preferred stock dividends       --         --       (4,219)            (4,219)
Preferred stock discount        --         --         (143)              (143)
     accretion
Net income                      --         --         6,607              6,607

Balance, September 30, 2000    $90    $48,377     $(83,569)         $ (35,102)


   The accompanying notes are an integral part of these consolidated financial statements.

                      FAIRFIELD MANUFACTURING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30
                                 (In thousands)
                                   (Unaudited)

                                                   2000              1999
Operating Activities:
Net income                                        $6,607            $8,399
  Adjustments to reconcile net income to net
    cash provided
    (used) by operating activities:
    Depreciation and amortization                 10,025            10,126
    Deferred income taxes                          (717)           (1,046)
    Accrued retirement costs                       (340)               729
    Other long term liabilities                  (1,725)                --
    Loss on early extinguishment of debt              --             1,401
    Changes in working capital:
    Trade receivables                                246             6,034
    Inventory                                    (4,653)             3,785
    Other current assets                           3,294           (4,568)
    Accounts payable                               5,010               817
    Due to parent                                   (12)               507
    Accrued liabilities                            1,498               626

    Net cash provided by operating activities     19,233            26,810

Investing Activities:
Additions to property, plant and equipment, net  (3,701)           (7,472)
Proceeds from involuntary conversion                  --             3,190

    Net cash used by investing activities        (3,701)           (4,282)

Financing Activities:
Capital contributions, principally under tax
    sharing agreement                              2,130             3,440
Proceeds of long-term debt                            --            97,750
Repayment of long-term debt                           --         (101,150)
Net change in revolving credit facility               --           (1,000)
Premium paid on early retirement of bonds             --           (1,427)
Payment of preferred stock dividends             (5,625)           (5,625)

    Net cash used by financing activities        (3,495)           (8,012)

Cash and Cash Equivalents:
Increase in cash and cash equivalents             12,037            14,516
Beginning of year                                 13,639             2,822

End of period                                    $25,676           $17,338

Supplemental Disclosures:
Cash paid for:
    Interest                                      $5,335            $9,586
    Federal taxes to parent under tax sharing
    agreement (Note 2)                             4,780             6,390

  Non-cash investing and financing activities:
    Additions to property, plant and equipment
    included in
    accounts payable at end of period               $474              $945
    Preferred stock dividends accrued                270               270


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

     In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 2000 and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999. However, interim financial results are not necessarily indicative of the results for a full year. Certain prior year information has been reclassified to conform to current year presentation.

2.   Parent Company of Registrant

     The Company is wholly-owned by Lancer Industries Inc. ("Lancer").

     The Company is included in the consolidated federal income tax return of Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its current federal income tax liability on a separate return basis and pay that amount to Lancer. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Lancer made capital contributions to the Company pursuant to this agreement of $2,130 and $3,440 during the nine months ended September 30, 2000 and 1999, respectively. The Company issued 260,000 and 190,000 shares of common stock to Lancer during the nine months ended September 30, 2000 and 1999, respectively, in recognition of these capital contributions.


3.   Inventory

     Inventory, which is valued at the lower of last-in, first-out (LIFO) cost or market, consists of the following:

                                   September 30, 2000   December 31, 1999

Raw materials                            $2,923              $2,421
Work in process                          11,747               9,102
Finished goods                           12,529              10,984
                                         27,199              22,507
Less: excess of FIFO cost over
    LIFO cost                              (39)                  --
                                        $27,160             $22,507

4.   Other Income Non-recurring Item

     In June 1999, the Company experienced a fire at its manufacturing plant in Lafayette, Indiana. The fire damaged a portion of the facility and some of its equipment. As of early January 2000, the Company had completed the restoration of its physical capabilities to the same level as before the fire. The damages of the fire, including the costs of clean-up and business interruption, were covered by insurance policies and, during the quarter ended June 30, 2000, the Company and its insurance carrier agreed to a final settlement of the resulting claims.

     Direct costs associated with the clean-up and repair portion of the claim were $8.9 million. The business interruption portion of the claim was $16.5 million. During the third quarter, the insurance carrier paid the Company $1.9 million, representing all remaining amounts due under the final settlement of the insurance claim. Of the $1.9 million funded, $1.5 million related to final settlement of the business interruption portion of the claim and $0.4 million related to final settlement of the clean-up and repair portion of the claim. The $1.5 million related to business interruption was included in other income during the second quarter of 2000.

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

6.   Subsequent Events

     On October 3, 2000, the Company, through its wholly owned subsidiary T-H Licensing Inc., acquired 75.77% of Atlas Gears Limited ("Atlas") for $4.5 million. The consummation of the business combination will be accounted for using the purchase method.

     Atlas, headquartered in Mumbai with manufacturing facilities located in Belgaum, India, manufactures custom gears primarily for the agricultural, off-road, and light commercial vehicle markets in India.

     In connection with the Atlas acquisition, the Company amended its credit agreement with its senior lenders, among other things, to obtain the consent of the lenders to the acquisition. In addition, the Company's senior lenders have guaranteed approximately $6.0 million of available loans. Pursuant to the amendment to the credit agreement, the Company is obligated to repay any amounts paid by its lenders in respect of this guaranty.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Recent Development

     On October 3, 2000, the Company, through its wholly owned subsidiary T-H Licensing Inc., acquired 75.77% of Atlas Gears Limited ("Atlas") for $4.5 million. The consummation of the business combination will be accounted for using the purchase method.

     Atlas, headquartered in Mumbai with manufacturing facilities located in Belgaum, India, manufactures custom gears primarily for the agricultural, off-road, and light commercial vehicle markets in India.

     In connection with the Atlas acquisition, the Company amended its credit agreement with its senior lenders, among other things, to obtain the consent of the lenders to the acquisition. In addition, the Company's senior lenders have guaranteed approximately $6.0 million of available loans. Pursuant to the amendment to the credit agreement, the Company is obligated to repay any amounts paid by its lenders in respect of this guaranty.

     Results of Operations

     Net sales for the three months ended September 30, 2000 were $36.3 million, a decrease of $12.8 million, or 26.1%, from the same period in 1999. Net sales for the nine months ended September 30, 2000 were $121.9 million compared to $166.4 million for the nine months ended September 30, 1999, a decrease of $44.5 million. The decrease in sales for the three and nine months ended September 30, 2000 was due to lower sales volume as the Company believes customers have remained cautious regarding the Company's restoration of its physical operations to pre-fire capabilities. The Company has completely restored its plant and operations to pre-fire capabilities and continues to work with customers to regain their business as well as identify new markets for growth. The Company has also experienced pricing pressure due to the depreciation of the Euro and other foreign currencies against the dollar along with softening in its mining and agriculture equipment markets.

     Cost of sales for the three months ended September 30, 2000 decreased by $8.3 million, to $30.8 million, compared to $39.1 million, for the same period in 1999. For the nine months ended September 30, 2000, cost of sales were $102.1 million or 83.8% of net sales, compared to $131.4 million, or 79.0% of net sales, for the nine months ended September 30, 1999. The decrease in cost of sales resulted primarily from the decrease in sales volume whereas the increase in cost of sales as a percentage of sales resulted from production inefficiencies due to the lower sales volume, unfavorable product mix, and pricing pressure.

     Selling, general and administrative expenses ("SG&A"), including goodwill amortization, were $3.2 million, or 8.8% of net sales, for the three months ended September 30, 2000, compared to $4.1 million, or 8.4% of net sales for the same period in 1999. For the nine months ended September 30, 2000, SG&A decreased by $2.6 million, or 20.4%, to $10.1 million compared to $12.7 million for the nine months ended September 30, 1999. The reduction in SG&A for the nine months ended September 30, 2000, reflects a lower employee incentive compensation provision and the reversal of approximately $1.7 million related to the Incentive Plan for Senior Management as discussed in Note 8 to the Company's 1999 consolidated financial statements.

     Earnings from operations for the three months ended September 30, 2000 decreased 61.6% to $2.3 million, or 6.2% of net sales, compared to $5.9 million, or 12.0% of net sales, for the comparable 1999 period. For the nine months ended September 30, 2000, the Company's earnings from operations were $9.6 million, or 7.9% of net sales, compared to $22.3 million, or 13.4% of net sales for the first nine months of 1999.

     Interest expense, net in the third quarter of 2000 decreased to $2.4 million compared to $2.6 million for the third quarter of 1999. For the first nine months of 2000 and 1999, interest expense was $7.3 million and $8.7 million, respectively. This decrease reflects lower debt, lower average interest rates and a higher level of short-term investments in the nine months of 2000 versus the nine months of 1999.

     The Company recorded $9.5 million and $4.3 million of other income pertaining to business interruption insurance recovery through September 30, 2000 and September 30, 1999, respectively. Of the $4.3 million recorded through September 30, 1999, $3.3 million was recorded in the third quarter. The Company recorded the entire $9.5 million in the first and second quarters of 2000.

     The Company had a net loss before income taxes of $0.1 million in the third quarter of 2000 compared to net income of $6.6 million in the third quarter of 1999. For the nine months ended September 30, 2000, the Company's income before income taxes was $11.8 million compared to $17.9 million for the comparable 1999 period.

     The Company's net loss was $0.1 million for the third quarter of 2000 compared to net income of $3.6 million for the third quarter of 1999. For the first nine months of 2000, net income was $6.6 million compared to $8.4 million for the first nine months of 1999.

     Net loss available to common stockholder was $1.5 million for the third quarter of 2000 compared to net income available to common stockholder of $2.2 million for the same period in 1999. For the first nine months net income available to common stockholder was $2.2 million and $4.0 million in 2000 and 1999, respectively.

     Liquidity and Capital Resources

     As described in Note 9 to the Company's 1999 consolidated financial statements, the Company uses funds provided by operations and short-term borrowings under its Credit Facility to meet liquidity requirements. Net cash provided by operations for the nine months ended September 30, 2000 was $19.2 million, a decrease of $7.6 million compared with the same period in 1999 when net cash provided by operations was $26.8 million. This decrease reflects lower sales volume, lower profitability, lower accounts receivable turnover net of accounts payable, and lower inventory turnover due to the lower sales volume. The lower inventory turnover is also attributed to an increase in the investment in work in process and finished goods inventory to capture short lead time opportunities. Working capital less cash at September 30, 2000 decreased to $8.1 million from $10.2 million at December 31, 1999.

     Capital expenditures for manufacturing equipment, machine tools, and building improvements totaled $3.7 million and $7.5 million during the first nine months of 2000 and 1999, respectively, exclusive of $0.5 million and $0.9 million in 2000 and 1999, respectively, which was funded by accounts payable. Capital expenditures for 1999 were primarily for increased capacity and productivity to gain efficiencies in the manufacturing process while capital expenditures in 2000 have been primarily for replacement equipment.

     Net cash used by financing activities was $3.5 million through the third quarter of 2000 compared to net cash used by financing activities of $8.0 million through the third quarter of 1999. Strong operating cash flows and capital contributions during 2000 and 1999 were used to fund the preferred stock dividend and revolver pay down. On May 19, 1999, the Company issued $100 million of 9-5/8% Senior Subordinated Notes due 2008. The proceeds of the offering were used by the Company as follows; 1) approximately $68.6 million was used to redeem the 11-3/8% Senior Subordinated Notes due 2001;
     2) approximately $27.7 million was used to reduce outstanding amounts under its Credit Facility and; 3) approximately $3.7 million was used to pay the fees and expenses of the offering.

     At September 30, 2000, the Company has $19.6 million available under its $20.0 million Revolving Credit Facility since letters of credit of approximately $0.4 million have been issued under this facility. The Company also has the option to increase the Revolving Credit Facility an additional $20.0 million in $5.0 million increments, subject to certain conditions.

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

     Information Concerning Forward-Looking Statements

     This report contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not simply statements of historical fact (such as when the Company describes what it believes, expects or anticipates will occur, and other similar statements), may not be correct, even though the Company currently believes they are reasonable. The Company does not guarantee that the transactions and events described in this report will happen as described (or that they will happen at all). The Company's actual results could differ materially from those set forth in the forward-looking statements. This report should be read completely and with the understanding that actual future results may be materially different from what the Company expects. The Company will not update these forward-looking statements, even though its situation will change in the future. Some of the factors that might cause such a difference include those discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Information Concerning Forward-Looking Statements" contained in the Company's Form 10-K for the year ended December 31, 1999.

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company does not own any interest in derivative financial or commodity instruments as of September 30, 2000. The effect of reasonably possible market movements in interest rates is not expected to have a material impact on the Company's future cash flows or earnings.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit No.         Description

          (10.1) First Amendment, dated as of October 6, 2000, an Amended and Restated Loan Agreement, dated as of December 30, 1999, between Fairfield Manufacturing Company, Inc., the financial institutions party as lenders and General Electric Capital Corporation as administrative agent.

          (27.1)    Financial Data Schedule

     (b)  No reports 8-K were filed during the period covered by this report.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2000.

                              FAIRFIELD MANUFACTURING COMPANY, INC.



                              By: /s/ Richard A.Bush
                                      Richard A. Bush
                         Vice President and Chief Financial Officer
                        (Principal Financial and Accounting Officer)