Form 10-K
period 2000-12-31
FAIRFIELD MANUFACTURING CO INC
filed 2001-03-22
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2000
OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. Not applicable.

At December 31, 2000 there were 9,117,000 shares of the Company's Common Stock issued and outstanding.

FAIRFIELD MANUFACTURING COMPANY, INC.
Annual Report on Form 10-K
December 31, 2000
Table of Contents

FAIRFIELD MANUFACTURING COMPANY, INC.

Form 10-K

Fiscal Year Ended December 31, 2000

PART I

Item 1.	BUSINESS

General

Fairfield Manufacturing Company, Inc. (the "Company") believes that it is the leading independent manufacturer (based on sales) of high precision custom gears and assemblies and planetary gear systems in North America. In each of the North American "custom products" and "planetary gear system" markets in which the Company participates, the Company estimates that its market share is twice that of any other independent manufacturer. The majority of the Company's custom gears and assemblies and planetary gear systems are used by original equipment manufacturers ("OEMs") as components in various kinds of heavy mobile equipment. The Company's operations in North America are located in Lafayette, Indiana.

Custom gears and assemblies accounted for $76.9 million (or 47.7%) of the Company's 2000 net sales. Custom gears are components of larger systems such as axles, drive differentials and transmission units and are generally produced by the Company for large OEMs. Custom assemblies are differentials, wheel drives, power transmissions and conveyer/tram drives that are generally produced as a complete unit. The Company's custom gear and assembly customers consist primarily of OEMs of rail, mining, agricultural, industrial, construction and materials-handling equipment. The Company is a major independent supplier of selected gear products for many of these OEMs.

Planetary gear systems, which accounted for $84.2 million (or 52.3%) of the Company's 2000 net sales, are integrated, self-contained power transmission and torque conversion systems that provide propulsion, swing and/or rotation to wheels, and other components in applications where the use of axles would otherwise present design difficulties. The Company markets its planetary gear systems under its Torque-Hub® name. The Company believes that, as a result of the performance history and reputation for quality of the Company's Torque-Hub® products, the Torque-Hub® name has become closely identified with planetary gear systems. Customers for the Company's Torque-Hub® products include OEMs of access platform, road rehabilitation, construction, forestry, agricultural and marine equipment.

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

The Company believes that its strong market position in the custom gear and planetary gear systems markets is the result of its (i) breadth and quality of product offerings, (ii) longstanding relationships (in many cases of 20 years or more) with its major custom gear and planetary gear system customers, (iii) state-of-the-art engineering and manufacturing technology, including in-house heat treating facilities, computer-aided design and manufacturing systems and computer numerically-controlled machine tools and gear grinders, (iv) cost competitiveness, (v) experienced engineering staff, which together with the Company's sales force, work closely with customers in designing and developing products to meet customers' needs, and (vi) stable, knowledgeable sales force, many of whose members have engineering degrees and have worked with the same customers for many years. In addition, the Company's management team, has an average of over 20 years of experience in general manufacturing.

On October 3, 2000, the Company acquired 75.77% of Atlas Gears Limited ("Atlas") for $4.5 million. Atlas manufactures custom gears primarily for the agricultural, off-road, and light commercial vehicle markets in India. Atlas is headquartered in Mumbai, India and has its manufacturing facilities near Belgaum, India. The Company acquired Atlas to gain a low cost manufacturing and procurement base. Atlas is ISO-9002 certified and pursuing its QS-9000 certification. Atlas changed its name to Fairfield Atlas Limited in the first quarter of 2001.

The Company was founded in 1919 as a manufacturer of custom gear products and has been wholly-owned by Lancer Industries Inc. ("Lancer") since 1989. The Company's principal executive offices are located at U.S. 52 South, Lafayette, Indiana 47909. The Company's telephone number is (765) 772-4000.

Products

Custom Products. Custom gears and assemblies accounted for approximately $76.9, $104.6 and $118.5 million of the Company's net sales in 2000, 1999 and 1998, respectively. The Company manufactures a wide variety of custom gears, ranging in type (e.g. helical, spiral bevel, spur and HYPOID® ) and size (from one inch to five feet in diameter), and has manufacturing capabilities which the Company believes are the broadest in the custom gear business. The Company manufactures custom gears and assemblies to customers' specifications, which are often developed by or with the assistance of the Company. Custom gears and assemblies are used in a wide variety of applications and markets, ranging from off-highway heavy equipment to high speed precision gears for industrial purposes.

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

Planetary Gear Systems. The Company markets its planetary gear systems under the Torque-Hub® name. Torque-Hub® products accounted for approximately $84.2, $104.3 and $101.8 million of the Company's net sales in 2000, 1999 and 1998, respectively. The Company believes that the Torque-Hub® name has become closely identified with planetary gear systems, which provide drive, swing, and/or rotation to the equipment in which they are used and are primarily employed in cases where the use of axles present design difficulties. The Company produces a broad line of planetary gear systems under its Torque-Hub® trade name, including wheel drives (used to propel off-highway equipment), shaft outputs (used to power remote in-plant machinery like mixers as well as mobile aerial lifts and cranes) and spindle outputs (which power the drive wheels of vehicles with small diameter wheels such as small lift trucks and mowers).

The Company has introduced a number of new Torque-Hub® products in recent years, including two-speed drives (Torque II® series) and compact drives (CW and CT series) for wheeled or tracked vehicles. The Company believes that the two-speed drive is ideal for machinery requiring low- and high-speed settings, such as road paving equipment. The compact drive incorporates the brakes and hydraulic drive systems into a single compact unit, which the Company believes allows for better flexibility and is well-suited for a variety of applications. These products are used in a wide range of industrial and construction equipment, including excavators, crawler dozers and loaders, rubber-tired pavers and multi-speed winches.

Marketing and Distribution

The Company's customers are almost exclusively OEMs and include many industry leaders with whom the Company has had relationships of 20 years or more. Sales to three customers accounted for approximately 12.6%, 10.1% and 10.0% of the Company's net sales in 2000. Sales to two customers accounted for approximately 13.6% and 10.8% of the Company's net sales in 1999. Sales to one customer accounted for approximately 10.6% of the Company's net sales in 1998.

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

The Company believes its stable, experienced sales force is a primary reason for the Company's success in maintaining customer loyalty and building new customer relationships. The Company's sales department is organized geographically and consists primarily of sales engineers, who have an average of over 11 years of experience with the Company and many of whom have worked with the same customers for many years. In addition, each sales engineer has substantial expertise concerning the Company's products and product applications. Application engineers work closely with the Company's sales department and provide customers with guidance concerning product applications and specific design problems. By becoming a part of the customer's purchasing and design decisions, the Company has developed close working relationships with many of its customers. Customer loyalty to the Company is further enhanced by the development, tooling and production costs associated with changing gear sources, as such costs are typically borne by the customer.

All of the Company's custom gear products and approximately 74% of its Torque-Hub® products are sold directly to OEMs. Since Torque-Hub® products can be sold to more than one customer, the Company uses distributors to increase its penetration of the planetary gear systems market. The Company sells approximately 26% of its Torque-Hub® line through a network of approximately 40 distributors located in the United States and abroad.

International sales, principally Canada, accounted for approximately $8.8, $11.9 and $16.2 million of the Company's net sales in 2000, 1999 and 1998, respectively.

Design and Manufacturing

The Company believes that its state-of-the-art technology and experienced engineering staff provide it with a competitive advantage.

The Company has selectively invested in state-of-the-art manufacturing technology in recent years to improve product quality and price competitiveness, and to reduce lead time. The Company's manufacturing technology includes the latest computer-aided design and manufacturing (CAD/CAM) systems, and over 270 computer numerically controlled (CNC) lathes, machine tools and gear grinders.

The Company's engineering department consists of over 80 engineers and technicians, including specialists in product, tool, manufacturing, and industrial engineering. In addition, the Company has a metallurgy laboratory which determines the appropriate metallurgy for a specific gear application. These engineering groups, with their distinct specialties, work together as a team to develop solutions to specific customer requirements. These capabilities enable the Company to service clients who demand high quality, creative solutions to their product needs.

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

Materials and Supply Arrangements

The Company generally manufactures its custom and Torque-Hub® products to its customers' specifications and, as a result, does not generally contract for or maintain substantial inventory in raw materials or components. The Company purchases its three principal raw material needs (steel forgings, steel bars and castings) on a spot basis based on specific customer orders. Raw material purchases from one supplier represented approximately 10.5% of raw material purchases in 2000, 14.2% in 1999 and 13.9% in 1998. Alternative sources are available to fulfill each of the Company's major raw material requirements. The Company has never experienced a delay in production as a result of a supply shortage of a major raw material.

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

Employees

At December 31, 2000, the Company had 1,412 employees, 1,038 and 374 at its Lafayette and Belgaum, India facilities, respectively. Approximately 88% were employed in manufacturing. The Company's North American production and maintenance employees, representing approximately 79% of the Company's North American employees, became members of the United Auto Workers (UAW) union in October 1994. In October 1998 a new three labor year agreement was ratified by the Company's union employees. The Company considers its relations with its employees to be satisfactory.

Backlog

The Company had total order backlog of approximately $63.4 and $70.4 million as of December 31, 2000 and 1999, respectively, for shipments due to be delivered by the Company for the six-month period following such dates. The lower backlog at December 31, 2000 is due to reduced orders. The Company has experienced pricing pressure due to a strong dollar in 2000 along with lower than expected custom orders as the rail, mining and agricultural markets remained flat to depressed.

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

Susceptibility to General Economic Conditions

The Company's revenues and results of operations are subject to fluctuations based upon general economic conditions. During economic downturns and recessions in the United States or certain other markets, the Company's customers generally reduce or delay their demand for the Company's products. Most of the factors that might influence customers and prospective customers to reduce their capital budgets under these circumstances are beyond the Company's control. During prior recessionary periods, the Company's operating performance has been negatively affected, and there can be no assurance that any future economic downturn would not materially and adversely affect the Company's business, financial condition and operating results. In addition, there can be no assurance that growth in the markets from the Company's products will occur or that such growth will result in increased demand for the Company's products.

Intellectual Property

The trade names Torque-Hub® and Torque II® are registered trademarks. The Company's planetary gear systems are sold under the Torque-Hub® trade name. The Company, directly and through its wholly-owned subsidiary, T-H Licensing, Inc., owns numerous patents worldwide. None of such patents is individually considered material to the Company's business.

Item 2.	PROPERTIES

The Company owns and operates a facility in Lafayette, Indiana consisting of 39 acres of land, approximately 540,000 square feet of manufacturing space and approximately 60,000 square feet of office space. With the acquisition of Atlas, the Company acquired additional manufacturing space of approximately 50,000 square feet, located near Belgaum, India.

In June 1999, the Company experienced a fire at its manufacturing plant in Lafayette, Indiana. The fire damaged a portion of the facility and some of its equipment. By January 2000, the Company had restored its physical capabilities to the same level as before the fire. The damages of the fire, including the costs of clean-up and business interruption, were covered by current insurance policies and, during the quarter ended June 30, 2000, the Company and its insurance carrier agreed to a final settlement of the resulting claims.

Direct costs associated with the clean-up and repair portion of the claim were $8.9 million, all of which was reimbursed by the insurance carrier by the third quarter of 2000. The business interruption portion of the claim was $16.5 million, all of which was reimbursed by the insurance carrier by the third quarter of 2000.

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

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is currently no trading market for the Company's common stock which is wholly owned by Lancer.

Dividends

The Company did not declare or pay any dividends on its common stock in 2000 or 1999. There are restrictions on the Company's ability to pay dividends under the loan agreement for the Company's Credit Facility, the Indenture for the Company's 9-5/8% Senior Subordinated Notes due 2008 and the Certificate of Designation for the Company's 11-1/4% Series A Cumulative Exchangeable Preferred Stock.

Issuance of Common Stock

The Company issued 166,000, 120,000, 103,000, and 37,000 additional shares of its common stock on March 31, June 30, September 30, and December 31, 2000, respectively, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement.

The Company issued 74,000, 58,000, 58,000 and 21,000 additional shares of its common stock on March 31, June 30, September 30, and December 31, 1999, respectively, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement (see Item 13, "Certain Relationships and Related Transactions").

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for the Company for the five years ended December 31, 2000 has been derived from the audited consolidated financial information for the Company for such periods. The following selected financial data should be read in connection with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is qualified in its entirety by reference to the Consolidated Financial Statements and Notes thereto of the Company contained in Item 8 to this Form 10-K.

($ in millions)	Year Ended December 31,
	2000	1999	1998	1997	1996
Income Statement Data:
Net sales	$161.1	$208.9	$220.3	$192.3	$195.2
Cost of sales	135.2	164.9	178.9	157.7	158.6
Selling, general and administrative expenses (1)	13.4	19.3	16.8	17.0	16.9
Operating income	12.5	24.7	24.6	17.6	19.7
Interest expense, net	9.8	11.3	12.7	12.7	11.9
Net income (2)	6.9	11.4	6.1	2.2	3.9
Preferred stock dividends and discount accretion	(5.8)	(5.8)	(5.8)	(4.7)	--
Net income (loss) available to common stockholder	1.1	5.6	0.3	(2.5)	3.9

Balance Sheet Data:
Working capital	$ 30.7	$ 23.9	$ 15.9	$ 7.8	$ 12.1
Total assets	182.7	180.3	175.1	173.2	176.4
Total debt (3)	112.6	110.0	112.2	114.0	118.0
Long-term obligations (4)	161.0	158.2	160.2	157.9	115.0
Stockholder's equity (deficit)	(36.2)	(39.5)	(49.0)	(52.2)	(4.6)

Other Data:
EBITDA (5)	$ 34.7	$ 47.2	$ 37.1	$ 30.1	$ 32.0
Depreciation	11.1	11.0	11.0	11.0	10.8
Amortization (6)	2.2	2.3	2.3	2.3	2.3
Cash interest expense, net (7)	9.3	10.7	12.0	12.0	11.3
Capital expenditures, net (8)	3.9	11.7	10.5	10.9	11.2

  Includes a $2.3 million non-cash charge related to the Incentive Plan for Senior Management in 1999 and a reversal in 2000 related to the Incentive Plan for Senior Management.
  Includes pretax business interruption insurance income of $9.5 million in 2000, a net, pre-tax gain on the involuntary conversion of assets of $2.9 million and pre-tax business interruption insurance income of $7.0 million in 1999 related to the fire described in Item 2, "Properties". Also during 1999 and 1998, the Company recorded an extraordinary loss of $1.4 million and $0.4 million, respectively, net of tax, relating to the early extinguishment, of $67.1 million and $17.9 million, respectively, of 11-3/8% Senior Subordinated Notes due 2001.
  Includes current maturities of $4.0 and $3.0 for 1997 and 1996, respectively.
  Includes long-term portion of total debt and redeemable preferred stock.
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
  Cash interest expense, net includes interest income, but excludes amortization of deferred financing costs of $0.6, $0.6, $0.7, $0.7 and $0.6 million for fiscal years 2000, 1999, 1998, 1997 and 1996, respectively.
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

Results of Operations

Fiscal Year 2000 Compared with Fiscal Year 1999

Net sales for 2000 decreased $47.8 million to $161.1 million compared to $208.9 million in 1999. This 22.8% decrease was due to lower sales volume as the Company believes customers have remained cautious regarding the Company's restoration of its physical operations to pre-fire capabilities (see Item 2, "Properties"). By the end of 1999, the Company had completely restored its plant and operations to pre-fire capabilities and continues to work with customers to regain their business as well as identify new markets for growth. In the second half of 2000, the Company's results were negatively impacted due to an economic downturn in several of its markets including mining, agriculture and rail. The Company has also experienced pricing pressure due to the depreciation of the Euro and other foreign currencies against the dollar.

Cost of sales for 2000 decreased $29.7 million to $135.2 million, or 83.9% of net sales, compared to $164.9 million, or 78.9% of net sales in 1999. The decrease in cost of sales resulted primarily from the decrease in sales volume whereas the increase in cost of sales as a percentage of sales resulted from production inefficiencies due to the lower sales volume, unfavorable product mix, and pricing pressure.

Selling, general and administrative expenses ("SG&A"), including goodwill amortization, decreased to $13.4 million in 2000, compared to $19.2 million in 1999. The reduction in SG&A, reflects a lower employee incentive compensation provision and a credit of $2.3 million related to the Incentive Plan for Senior Management recorded in 2000.

Operating income decreased 49.3%, to $12.5 million compared to $24.7 million in 1999 due to the reasons discussed above.

Interest expense, including amortization of deferred financing costs, was $9.8 million for 2000 compared to $11.3 million in 1999. This decrease reflects lower average interest rates as a result of the May 19, 1999 refinancing of senior subordinated notes (see "Liquidity and Capital Resources" below) and a higher level of short-term investments.

Other (income) expense includes $9.5 million from business interruption insurance income recorded in the first and second quarters of 2000 in final settlement of the insurance claim relating to the fire in the Company's facilities (see Item 2, "Properties"). In 1999 the Company recorded $7.0 million related to business interruption insurance recovery and $2.9 million for the net gain on involuntary conversion of certain equipment destroyed in the June 12, 1999 fire.

The effective tax rates for 2000 and 1999 were 43.5% and 44.9% respectively. See Note 10 to the Consolidated Financial Statements for a further discussion of income taxes.

The Company's net income decreased $4.5 million to $6.9 million for 2000 compared to $11.4 million for 1999 due to the reasons discussed above.

Net income available to common stockholder for 2000 decreased $4.5 million to $1.1 million compared to $5.6 million net income available to common stockholder for 1999.

Fiscal Year 1999 Compared with Fiscal Year 1998

Net sales for 1999 decreased $11.4 million to $208.9 million compared to $220.3 million in 1998. This 5.2% decrease was due to lower sales volume because of the loss of key manufacturing equipment in the June, 1999 fire used to meet customer requirements in the rail, mining and off highway industries. Additionally, the company believes that customers remained cautious regarding the Company's restoration of its physical operations to pre-fire capabilities (see Item 2, "Properties"). By the end of 1999, the Company's plant and equipment had been restored to pre-fire capabilities. Net sales of the Company's Torque Hub® products increased 2.5% to $104.3 million compared to 1998 primarily due to strong demand in the access platform and road rehabilitation markets. Net sales of custom gears and assemblies decreased 11.7% to $104.6 million compared to 1998.

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

Selling, general and administrative expenses ("SG&A"), including goodwill amortization, increased to $19.2 million in 1999, compared to $16.8 million in 1998. SG&A expenses for 1999 included a non-cash charge of $2.3 million related to the incentive plan for senior management (see Note 11 to the Consolidated Financial Statements).

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

The effective tax rates for 1999 and 1998 were 44.9%. See Note 10 to the Consolidated Financial Statements for a further discussion of income taxes.

The Company recorded a loss on early extinguishment of debt, net of tax, of $1.4 million in 1999 related to the redemption of the Company's Senior Subordinated Notes due 2001 (see "Liquidity and Capital Resources" below and Note 12 to the Consolidated Financial Statements).

The Company's net income increased $5.3 million to $11.4 million for 1999 compared to $6.1 million for 1998 due to the reasons discussed above.

Net income available to common stockholder for 1999 increased $5.3 million to $5.6 million compared to $0.3 million net income available to common stockholder for 1998.

Liquidity and Capital Resources

The Company uses funds provided by operations and short-term borrowings under its revolving credit facility (described below) to meet liquidity requirements. Net cash provided by operations decreased $16.8 million for the year ended December 31, 2000 compared to 1999. Net cash provided by operations was $13.3, $30.1 and $15.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. This decrease reflects lower sales volume, lower profitability, and lower inventory turnover due to the lower sales volume. The lower inventory turnover is also attributed to an increase in the investment in work in process and finished goods inventory to capture short lead time opportunities.

Working capital less cash at December 31, 2000 increased to $14.4 million from $10.2 million at December 31, 1999. The increase in working capital from December 31, 1999 to December 31, 2000 is attributed to the increase in inventory offset by additional amounts received in final settlement of the business interruption portion of the claim.

Net capital expenditures for various machine tools, equipment and building improvement items totaled $3.9, $11.7 and $10.5 million for the fiscal years ended December 31, 2000, 1999 and 1998, respectively, of which $0.8, $2.3, and $0.8 million was funded by accounts payable at the respective period end in 2000, 1999 and 1998. The $3.9 million of capital expenditures for 2000 have been primarily for replacement equipment. The $11.7 million of capital expenditures in 1999 include a net gain of $2.9 million on the involuntary conversion of assets.

Net cash used by financing activities was $6.7, $7.5 and $5.1 million in 2000, 1999 and 1998, respectively. The net use in 2000 resulted primarily from cash dividends on preferred stock and the refinancing of Atlas' debt offset by capital contributions in accordance with a tax sharing agreement. The net use in 1999 resulted primarily from cash payment of dividends on the Company's outstanding preferred stock, redemption of the 11-3/8% Senior Subordinated Notes, and payment of outstanding amounts under its Credit Facility. The net use in 1998 resulted primarily from cash payment of dividends on the Company's outstanding preferred stock.

The Company and its affiliates, including Lancer, may from time to time, purchase in open-market transactions 9-5/8% Senior Subordinated Notes due 2008 and/or the 11-1/4% Cumulative Exchangeable Preferred Stock.

Under the Tax Sharing Agreement (as defined hereinafter), Lancer made capital contributions to the Company of $2.1, $3.9 and $2.7 million in 2000, 1999 and 1998, respectively. See Note 10 to the Consolidated Financial Statements for a further discussion of capital contributions made pursuant to the Tax Sharing Agreement.

Management expects to use cash flows from operations to fund the Company's planned capital requirements for 2001, including capital expenditures and interest. The Company's Credit Facilities, as discussed below, may also be utilized to meet additional liquidity needs.

Credit Facilities

The Company has a Credit Facility provided to it by General Electric Capital Corporation ("GE Capital"). Under the Credit Facility, the Company has $10.0 million of term loans outstanding at December 31, 2000. In addition, the Credit Facility provides for $20.0 million of revolving loans by the Company, including up to $2.0 million under a letter of credit subfacility, subject to borrowing base availability. At December 31, 2000, the Company had $19.6 million of availability under the revolver. The Company has the option of increasing the revolver availability by up to $20.0 million, subject to the satisfaction of certain conditions. Commitments under the revolver terminate on July 1, 2005. The $10.0 million of term loans currently outstanding are payable in a single principal payment on July 1, 2005.

In connection with the Atlas acquisition, the Company amended its credit agreement with General Electric Capital Corporation, among other things, to obtain its consent to the acquisition. In addition, General Electric Capital Corporation guaranteed a $7.0 million credit facility extended to

Atlas in India. Pursuant to the amendment to the credit agreement, the Company is obligated to repay any amounts paid in respect of this guaranty. As of December 31, 2000, Atlas has approximately $2.6 million of loans outstanding.

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

The Exchangeable Preferred Stock pays dividends at a rate equal to 11-1/4% per annum of the liquidation preference per share, payable semiannually on each March 15 and September 15 in cash, or, on or prior to March 15, 2002, in kind on each March 15 and September 15. Interest on the Exchange Debentures is also 11-1/4% per annum. The Company elected to pay the March 15, 2001 Exchangeable Preferred Stock dividend in kind and, in connection therewith, issued 2,812.5 shares of Exchangeable Preferred Stock to the holders of record as of March 1, 2001.

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

  the Company's outstanding indebtedness and leverage;
  restrictions imposed by the terms of the Company's indebtedness;
  the high degree of competition in the Company's business;
  the susceptibility of the Company's business to general economic conditions;
  the cyclical nature of the Company's business;
  future modifications of existing environmental laws and human health regulations;
  discovery of unknown contingent liabilities, including environmental contamination at the Company's facility;
  the Company's dependence on suppliers of raw materials and major customers;
  the Company's ability to manage and execute its strategy with regard to the Atlas acquisition, the control of Lancer, the Company's sole shareholder; and
  future capital requirements.
Item 7 (a).	Quantitative and Qualitative Disclosures About Market Risk

The Company does not own any interest in derivative financial or commodity instruments as of December 31, 2000. The effect of reasonably possible market movements in interest rates is not expected to have a material impact on the Company's future cash flows or earnings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements beginning at page F-1 herein.
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the directors and executive officers of the Company, including their respective ages as of December 31, 2000.

Name	Age	Position

Paul S. Levy	53	Chairman of the Board, Vice President and Assistant Secretary
Peter A. Joseph	48	Director, Vice President and Secretary
Stephen K. Clough	47	Director, President and Chief Executive Officer
Jess C. Ball	59	Director
W. B. Lechman	68	Director
Andrew R. Heyer	43	Director
Richard A. Bush	43	Vice President and Chief Financial Officer
James R. Dammon	57	Vice President Engineering
Mark D. Gustus	41	Vice President Operations
William V. Lewis	53	Vice President Human Resources
Thomas C. Sorrells	36	Vice President Business Development
Clement L. Strimel	38	Vice President International Business Development

Mr. Levy was elected Chairman of the Board effective August 1998. Mr. Levy has been Vice President and Assistant Secretary and a Director of the Company since 1989. Mr. Levy has been a General Partner of Joseph Littlejohn & Levy since its inception in 1988. Mr. Levy has served as Chief Executive Officer and Chairman of the Board of Directors of Lancer since July 1989. Mr. Levy is also on the Board of Directors of Hayes Lemmerz International, Inc., New World Pasta Company, AdvancePCS, IASIS Healthcare, Motor Coach Industries International and Builders FirstSource, Inc.

Mr. Joseph has been Vice President, Director and Secretary of the Company since 1989. Mr. Joseph has served as President of Lancer since April 1992 and as Secretary and Director of Lancer since July 1989. Mr. Joseph has been a principal of Palladium Equity Partners, LLC since 1998. Prior to that, he was a founding partner of Joseph Littlejohn & Levy.

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

Mr. Lechman has been a Director of the Company since 1989. Mr. Lechman served as Chairman of the Board from October 1994 to July 1997 and as President and Chief Executive Officer of the Company from 1989 to October 1994. Mr. Lechman serves on the Board of Directors of Bank One Lafayette, Lafayette Community Foundation, Lafayette Junior Achievement, The Salvation Army and is President Emeritus of the American Gear Manufacturers Association.

Mr. Heyer is Managing Director and co-head of the High Yield Group of CIBC World Markets. Prior to joining the firm, Mr. Heyer was a founding partner and managing director of The Argosy Group L.P., which was acquired by CIBC World Markets (formerly CIBC Wood Gundy) in August 1995. Before Argosy, Mr. Heyer was a managing director in the Corporate Finance Department of Drexel Burnham Lambert Incorporated. Mr. Heyer serves as a director of the Hain Celestial Food Group, Inc., Niagara Corporation, Hayes Lemmerz International, Inc., Lancer, NSP Holdings, LLC, E-Link and Millennium Digital Media Capital, L.L.C.

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

Mr. Sorrells has been Vice President Business Development since March 2000. Prior to his present position, Mr. Sorrells was Vice President Business Development of Lancer Industries from November 1999 to February 2000. Prior to that he was President of Kaydon Fluid Power, a division of Kaydon Corporation from September 1995 to November 1999.

Mr. Strimel has been the Vice President International Business Development since November 2000. Prior to his present position, Mr. Strimel was Vice President of Sales from March 1999 to October 2000. Prior to that, Mr. Strimel was the Director of Custom Sales from October 1996 to March 1999. Prior to joining Fairfield, Mr. Strimel was with United Defense for nine years where he served as a Program Manager from 1991 to October 1996.

Compensation of Directors

Messrs. Ball and Lechman each receive an annual fee of $30,000 per year for services as a director. Mr. Lechman entered into a consulting agreement with the Company (see Note 3 to the Consolidated Financial Statements and Item 11, "Employment and Consulting Agreements") in August 1997. No other directors receive any additional compensation for services performed as a director or for serving on committees of the Board of Directors of the Company or for meeting attendance.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth for each of the fiscal years ending December 31, 2000, 1999 and 1998, the compensation paid to or accrued by the Company for the Chief Executive Officer ("CEO") of the Company and each of the four most highly compensated executive officers other than the CEO (the "Named Executive Officers").

Summary Compensation Table

Name and	Annual Compensation				All Other
Principal Position	Year	Salary		Bonus(1)	Compensation(2)

Stephen K. Clough	2000	$416,200		$203,174	$19,190
President and Chief Executive	1999	406,862		505,440	18,706
Officer	1998	154,872		155,600	18,869

Richard A. Bush	2000	$150,031		$45,753	$7,998
Vice President and Chief	1999	118,364		85,800	7,093
Financial Officer	1998	107,500		44,000	6,038

James R. Dammon	2000	$123,334		$29,389	$6,529
Vice President Engineering	1999	120,172		88,161	6,574
	1998	118,560		47,424	6,852

Mark D. Gustus	2000	$118,226		$38,602	$7,567
Vice President Operations	1999	113,239		82,582	4,657
	1998	110,000		44,000	3,698

Thomas C. Sorrells	2000	$175,031	(3)	$60,054	$3,855
Vice President Business
Development

(1)	Amounts shown were earned under the Fairfield Manufacturing Company, Inc. Management Incentive Compensation Plan.
(2)

Amounts shown include contributions by the Company to The Savings Plan For Employees of Fairfield Manufacturing Company, Inc. ("Savings Plan") for the benefit of the Named Executive Officers, imputed income on life insurance provided by the Company. Included in the 1998 other compensation amount shown for Mr. Clough is $10,000 for moving expenses reimbursed. Other compensation for Mr. Clough also includes the value of other fringe benefits provided by the Company.

(3)	Amount shown represents compensation from March, 2000 through December, 2000.

Incentive Plan for Senior Management

The Company has established an Incentive Plan for Senior Management (the "Plan") to provide incentive compensation for the Company's executive officers designated by the Board. Under the Plan, the Board grants Performance Units, at its discretion, to the Company's executive officers, and such Performance Units may vest in six equal annual installments on the last day of each of the six fiscal years of the Company beginning with the year ended December 31, 1998. Under the Plan, the holders of the Performance Units are entitled to share in the increase of the Company's equity value in the event the Performance Units vest. The Plan terminates after redemption and satisfaction of all then outstanding Performance Units at December 31, 2003 or upon a change of control. The non-cash provision under this Plan was ($2,300) in 2000 and $2,300 in 1999.

Pension Plan Table

The Company maintains the Retirement Plan for Employees of Fairfield Manufacturing Company, Inc., a qualified defined benefit pension plan intended to be qualified under the Internal Revenue Code (the "Pension Plan").

	Estimated Annual Benefits for Years of Benefit Service Indicated(2)
Average Annual Compensation (1)	5	10	15	20	25	30	35
$100,000	$6,636	$13,272	$19,907	$26,543	$33,179	$39,815	$41,065
$125,000	8,448	16,897	25,345	33,793	42,241	50,690	52,252
$150,000	10,261	20,522	30,782	41,043	51,304	61,565	63,440
$170,000 and over	11,711	23,422	35,132	46,843	58,554	70,265	72,390

(1) The preceding table illustrates the pension benefits provided by the Pension Plan, calculated on a straight life annuity basis, for an eligible employee retiring at age 65 in 2000. Average annual compensation covered under the Pension Plan is the highest average annual total compensation received from the Company for any 5 calendar years during the 10 years immediately preceding the participant's separation from service. Annual total compensation for Pension Plan purposes includes the base salary and bonus components of compensation as disclosed in the Summary Compensation Table. In order to comply with the terms of the Pension Plan and the requirements of the Internal Revenue Code, the compensation used in calculating a participant's pension is limited. This limit was $170,000 for 2000.

(2) At December 31, 2000 Messrs. Clough, Bush, Dammon, Gustus and Sorrells had 2, 6, 35, 19 and 1 years of credited service, respectively, for purposes of calculating their benefits under the Pension Plan.

Employment and Consulting Agreements

Effective July 31, 1997, W. B. Lechman resigned as Chairman of the Company's Board of Directors (the "Board") but continues as a member of the Board.

Effective August 1, 1997, Mr. Lechman entered into a consulting agreement (the "Agreement") with the Company. In consideration for services to be rendered under the Agreement, Mr. Lechman will receive quarterly payments through July 31, 2001 ("the consulting period") totaling $1.0 million. In the event that Mr. Lechman dies prior to the end of the consulting period or is unable to perform the services requested due to mental or physical disabilities, the Company shall pay to his legal representatives or beneficiaries the remaining unpaid balance under the Agreement. Due to the provisions of the Agreement, the Company has recognized the entire $1.0 million as expense in 1997.

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

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of December 31, 2000 by (i) each person known by the Company to beneficially own in excess of 5% of the outstanding shares of the Company's common stock, (ii) each director of the Company and (iii) the directors and executive officers of the Company as a group, as listed in Item 10, "Directors and Executive Officers of the Registrant."

Name	Shares of Common Stock		Percent of Class

Lancer Industries Inc. (1) 450 Lexington Avenue, Suite 3350 New York, New York 10017	9,117,000		100%
Paul S. Levy	--	(2)	--
Peter A. Joseph	--	(2)	--
Andrew R. Heyer	--	(2)	--
All directors and executive officers as a group (12 persons)	--	(2)	--

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

Tax Sharing Agreement

The Company is included in the affiliated group of which Lancer is the common parent, and the Company's federal taxable income and loss will be included in such group's consolidated federal tax return filed by Lancer. The Company and Lancer have entered into a tax sharing agreement (the "Tax Sharing Agreement") pursuant to which the Company has agreed to pay to Lancer amounts equal to the taxes that the Company would otherwise have to pay if it were to file a separate federal tax return (including amounts determined to be due as a result of a redetermination of the tax liability of Lancer). In addition, pursuant to the Tax Sharing Agreement, to the extent that the Company's separate return liability is absorbed by net operating losses or other credits and deductions of Lancer or its subsidiaries (other than the Company and its subsidiaries), Lancer will make a capital contribution to the Company in an amount equal to 50% of such separate return liability. Under certain circumstances, however, such as the Company ceasing to be a member of the Lancer consolidated group or the disallowance by the IRS of the use of Lancer's net operating losses, Lancer no longer would be required to make capital contributions under the Tax Sharing Agreement. See Note 10 to the Consolidated Financial Statements for a further discussion of income taxes.

Management Services

Stephen Clough, the Company's President and Chief Executive Officer, and Tom Sorrells, its Vice President Business Development, have been providing management services for a company (the "Fund III Company") controlled and majority-owned by Joseph Littlejohn & Levy Fund III ("Fund III"). Messrs. Levy and Joseph have an interest in Fund III. An affiliate of CIBC, in which Mr. Heyer is a general partner, has an equity interest in the Fund III Company. See Item 10, "Directors and Executive Officers of the Registrant" and Item 12, "Security Ownership of Certain Beneficial Owners and Management."

Messrs. Clough and Sorrels began rendering such management services in January 2001and will continue to do so until such time as the Fund III Company hires a president and chief executive officer. Mr. Clough devotes most of his professional time to the Company, and Mr. Sorrells allocates his time between the Company and the Fund III Company, at the direction of Mr. Clough. The Fund III Company will reimburse the Company for all expenses related to such services, including the salaries of, and other compensation to, Messrs. Clough and Sorrells (based on the portion of their time spent on the Fund III Company). The disinterested directors of the Company have approved the provision of services by Messrs. Clough and Sorrells to the Fund III Company.

Other Arrangements with Lancer

From time to time, Lancer incurs legal, accounting and miscellaneous other expenses on behalf of the Company. In fiscal 2000, 1999 and 1998, Lancer incurred reimbursable expenses on the Company's behalf of approximately $0.2, $0.4 and $0.8 million, respectively.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) and (2):
See Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1.

(3)	The following is a list of exhibits hereto required to be filed by Item 601 of Regulation S-K of the Securities and Exchange Commission:

Exhibit No.	Description
(3) (a)

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

(3) (b)	By-Laws of Fairfield, incorporated by reference from Exhibit 3(c) to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 22, 1995 (the "1994 Form 10-K").
(4) (a)	Indenture, dated as of March 12, 1997, between Fairfield and United States Trust Company of New York as Trustee, incorporated by reference from Exhibit 4(c) to the 1997 Form S-4.
(4) (b)	Certificate of Designation, dated March 12, 1997, for the 11-1/4% Cumulative Exchangeable Preferred Stock, incorporated by reference from Exhibit 4(d) to the 1997 Form S-4.
(4) (c)

Indenture, dated as of May 1999, between Fairfield and First Union National Bank, a trustee, incorporated by reference from Exhibit 4.01 to the Registration Statement on Form S-4 (file no. 333-80431) of the Company filed with the Commission on July 2, 1999.

(10) (a)

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

(10) (o)	Stock Pledge Agreement, dated as of March 31, 1995, between Lancer Industries Inc. ("Lancer") and GECC, as agent, incorporated by reference from Exhibit 10(u) to the 1994 Form 10-K.
(10) (p)	Amended and Restated Security Agreement, dated as of March 31, 1995, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(v) to the 1994 Form 10-K.
(10) (q)

The Tax Sharing Agreement, dated as of July 18, 1990, between Fairfield and Lancer, incorporated by reference from Exhibit 10(z) to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 15, 1996 (the "1995 Form 10-K").

(10) (r)	The Fairfield Manufacturing Company, Inc. (1992) Supplemental Executive Retirement Plan incorporated by reference from Exhibit 10(aa) to the 1995 Form 10-K.
(10) (s)	Letter Agreement, dated December 29, 1989, granting exclusive license from T-H Licensing to Fairfield incorporated by reference from Exhibit 10(bb) to the 1995 Form 10-K.
(10) (t)

Second Amendment to Mortgage Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of December 5, 1996, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(dd) to the Company's From 10-K as filed with the Securities and Exchange Commission on February 25, 1997 (the "1996 Form 10-K").

(10) (u)	Consent and Amendment, dated as of March 27, 1997, among Fairfield and GECC, as sole lender and agent, incorporated by reference from Exhibit 10(gg) to the 1997 Form S-4.
(10) (v)

Consulting Agreement, dated August 1, 1997, between Fairfield and Wolodymyr B. Lechman, incorporated by reference from Exhibit 10(hh) to the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1997.

(10) (w)

Third Amendment to Mortgage Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of October 12, 1998 between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(hh) to the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 13, 1998 (the "1998 Third Quarter Form 10-Q").

(10) (x)	Employment Agreement dated as of August 4, 1998, between Fairfield and S. K. Clough, incorporated by reference from Exhibit 10(ii) to the 1998 Third Quarter Form 10-Q.
(10) (y)	Fairfield Manufacturing Company, Inc. Incentive Plan for Senior Management, incorporated by reference from Exhibit 10 (y) to the 1999 Form 10-K.
(10) (z)

First Amendment, dated as of October 6, 2000, an Amended and Restated Loan Agreement, dated as of December 30, 1999, between Fairfield Manufacturing Company, Inc., the financial institutions party as lenders and General Electric Capital Corporation as administrative agent, incorporated by reference from Exhibit 10.1 to the 2000 Third Quarter 10-Q.

(21)	Subsidiaries of Fairfield Manufacturing Company, Inc. T-H Licensing, Inc. Fairfield Atlas Limited

(b)	No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2001.

FAIRFIELD MANUFACTURING COMPANY, INC.

By	/s/ Richard A. Bush
Richard A. Bush Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2001.
/s/ Paul S. Levy	/s/ Stephen K. Clough
Paul S. Levy Chairman of the Board, Vice President and Assistant Secretary	Stephen K. Clough Director, President and Chief Executive Officer

/s/ W. B. Lechman	/s/ Andrew R. Heyer
W. B. Lechman Director	Andrew R. Heyer Director

/s/ Jess C. Ball
Jess C. Ball Director

FAIRFIELD MANUFACTURING COMPANY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants

To the Board of Directors and Stockholder

of Fairfield Manufacturing Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1, present fairly, in all material respects, the financial position of Fairfield Manufacturing Company, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
January 31, 2001, except as to
Note 17, which is as of
March 15, 2001

FAIRFIELD MANUFACTURING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999
(In thousands, except share data)

	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$16,378	$13,639
Trade receivables, less allowance of $1,176 and $700 in 2000 and 1999, respectively	18,214	19,664
Inventory	29,518	22,507
Other current assets	32	3,348
Total current assets	64,142	59,158

Property, plant and equipment, net	67,831	70,426

Other assets:
Excess of investment over net assets acquired, less accumulated amortization of $18,323 and $16,689 in 2000 and 1999, respectively	48,166	47,670

Deferred financing costs, less accumulated amortization of $970 and $1,226 in 2000 and 1999, respectively	2,550	3,024
Total other assets	50,716	50,694

Total assets	$182,689	$180,278

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,906	$8,801
Due to parent	708	750
Accrued liabilities	21,769	24,384
Deferred income taxes	2,013	1,367
Total current liabilities	33,396	35,302

Accrued retirement costs	17,032	16,526
Deferred income taxes	6,823	7,393
Other long-term liabilities	--	2,300
Long-term debt	112,575	110,000
Minority interest	733	--
Commitments and contingencies (Note 16)

11-1/4% Cumulative exchangeable preferred stock	48,426	48,234

Stockholder's equity (deficit):
Common stock: par value $.01 per share, 10,000,000 shares authorized, 9,117,000 and 8,691,000 issued and outstanding in 2000 and 1999, respectively	91	87
Additional paid-in capital	48,386	46,250
Accumulated deficit	(84,716)	(85,814)
Cumulative translation adjustment	(57)	--
Total stockholder's deficit	(36,296)	(39,477)

Total liabilities and stockholder's deficit	$182,689	$180,278

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended December 31, 2000
(In thousands)

	2000	1999	1998

Net sales	$161,159	$208,852	$220,316
Cost of sales	135,204	164,877	178,933
Selling, general and administrative expenses	13,412	19,245	16,816

Operating income	12,543	24,730	24,567

Interest expense, net	9,833	11,317	12,697
Other (income) expense, net (Note 15)	(9,487)	(9,880)	70

Income before income taxes and minority interest	12,197	23,293	11,800

Provision for income taxes	5,307	10,462	5,300

	6,890	12,831	6,500

Minority interest in net income of consolidated subsidiary	25	--	--

Net income before extraordinary item	6,915	12,831	6,500

Loss on early extinguishment of debt, net of tax	--	(1,401)	(426)

Net income	$6,915	$11,430	$6,074

Preferred stock dividends and discount accretion	(5,817)	(5,817)	(5,817)

Net income available to common stockholder	$1,098	$5,613	$257

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
For the Three Years Ended December 31, 2000
(In thousands)

				Accumulated
		Additional		Other	Stock-
	Common	Paid-in	Accumulated	Comprehensive	Holder's
	Stock	Capital	Deficit	Income	Equity (Deficit)

Balance, January 1, 1998
	$82	$39,414	$(91,684)	$ --	$(52,188)
Capital contribution	$ 3	$ 2,908	$ --	$ --	$ 2,911
Preferred stock dividends	--	--	(5,625)	--	(5,625)
Preferred stock discount accretion	--	--	(192)	--	(192)
Net income	--	--	6,074	--	6,074
Balance, December 31, 1998	$85	$42,322	$(91,427)	$ --	$(49,020)

Capital contribution	$ 2	$ 3,928	$ --	$ --	$3,930
Preferred stock dividends	--	--	(5,625)	--	(5,625)
Preferred stock discount accretion	--	--	(192)	--	(192)
Net income	--	--	11,430	--	11,430
Balance, December 31, 1999	$87	$46,250	$(85,814)	$ --	$(39,477)

Capital contribution	$ 4	$ 2,136	$ --	$ --	$2,140
Preferred stock dividends	--	--	(5,625)	--	(5,625)
Preferred stock discount accretion	--	--	(192)	--	(192)
Comprehensive income:
Net income	--	--	6,915	--	6,915
Foreign currency translation	--	--	--	(57)	(57)
Total comprehensive income	--	--	--	--	6,858
Balance, December 31, 2000	$91	$48,386	$(84,716)	$(57)	$(36,296)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Years Ended December 31, 2000
(In thousands)

	2000	1999	1998
Operating Activities:
Net income	$6,915	$11,430	$6,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,288	13,252	13,267
Minority interest	(25)	--	--
Deferred income taxes	76	(747)	(2,097)
Increase in accrued retirement costs	506	248	687
(Decrease)increase in other long-term liabilities	(2,300)	2,300	--
Loss on early extinguishment of debt	--	1,401	426
Changes in working capital:
Trade receivables	1,517	7,704	(5,085)
Inventory	(6,065)	3,012	(1,644)
Prepaid expenses	3,494	(2,979)	679
Accounts payable	(28)	(6,640)	3,595
Due to parent	(42)	268	(1,726)
Accrued liabilities	(4,069)	803	1,188

Net cash provided by operating activities	13,267	30,052	15,364

Investing Activities:
Additions to property, plant and equipment	(3,908)	(8,810)	(10,536)
Proceeds from involuntary conversion	--	(2,903)	--
Acquisition Atlas Gears Limited	123	--	--

Net cash used by investing activities	(3,785)	(11,713)	(10,536)

Financing Activities:
Capital contributions, principally under tax sharing agreement	2,140	3,930	2,911
Proceeds from issuance of long-term debt	2,457	97,750	19,000
Repayment of long-term debt	(5,604)	(101,150)	(20,218)
Net change in revolving credit facility	--	(1,000)	(1,000)
Payment of debt issuance costs/amendment fees	(70)	--	(133)
Premium paid on early retirement of bonds	--	(1,427)	--
Payment of preferred stock dividends	(5,625)	(5,625)	(5,625)

Net cash used by financing activities	(6,702)	(7,522)	(5,065)

Effect of changes in exchange rates	(41)	--	--

Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents	2,739	10,817	(237)
Beginning of year	13,639	2,822	3,059

End of year	$16,378	$13,639	$2,822

Supplemental Disclosures:
Cash paid for:
Interest	$10,377	$13,560	$13,442
Federal taxes to parent under tax sharing agreement (Note 10)	5,190	8,482	7,710
State taxes	933	1,304	1,550

Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable at end of period	$812	$2,319	$845
Preferred stock dividends accrued	1,677	1,677	1,677

The accompanying notes are an integral part of these consolidated financial statements.

1. Summary of Significant Accounting Policies

Organization

Fairfield Manufacturing Company, Inc. ("Fairfield") is wholly owned by Lancer Industries Inc. ("Lancer"). Fairfield has one wholly owned subsidiary, T-H Licensing, Inc. ("T-H Licensing"). Through its ownership in T-H Licensing, Fairfield acquired a 75.77% majority interest in Atlas Gears Limited. Fairfield, T-H Licensing and Lancer are all Delaware corporations, while Atlas Gears Limited is organized and operated as a corporation under the laws of India.

Fairfield manufactures high precision custom gears and assemblies and planetary gear systems at its Lafayette, Indiana and Belgaum, India facilities. Customers consist of original equipment manufacturers serving diverse markets which include rail, industrial, construction, road rehabilitation, mining, materials handling, forestry, and agricultural. T-H Licensing owns certain intangible assets including various patents and trademarks.

Principles of Consolidation

These consolidated financial statements include the accounts of Fairfield, T-H Licensing and Atlas Gears Limited (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

Revenue

Sales are recognized at the time of shipment to the customer.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventory

Inventory is valued at the lower of last-in, first-out (LIFO) cost or market and on a first-in, first out (FIFO) basis for domestic and foreign operations, respectively.

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

Excess of Investment Over Net Assets Acquired

Excess of investment cost over net assets acquired is amortized using the straight-line method over 40 years, while excess of investment cost over net assets acquired is amortized using the straight-line method over 20 years with regard to the Atlas acquisition . The Company's criteria for periodically evaluating the carrying value of the excess of investment over net assets acquired includes evaluation of products and markets as well as current and expected levels of undiscounted cash flow from operations. The Company has concluded the excess of investment over net assets acquired is not impaired and the products and markets continue to support the assigned lives.

Deferred Financing Costs

Debt issuance costs are being amortized by the use of the effective interest method over the expected term of the related debt agreement.

Translation of Foreign Currencies

The financial statements of the Company's India operation are measured in its local currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing from the date of acquisition. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of stockholder's equity.

Comprehensive Income

In 1997, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Stockholder's Equity.

Recent Accounting Pronouncements

Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," was issued by the Securities and Exchange Commission (SEC) staff in December 1999. The Company has determined that it is in compliance with the revenue recognition provisions and criteria set forth in SAB No. 101 and that no modifications are necessary to the Company's current revenue recognition policies and procedures.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities," which requires that a Company record all derivatives at their fair value. The statement also requires that changes in the derivative instruments fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not currently engage in any hedging strategies nor does it have any embedded derivatives within its external agreements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of financial assets held by the Company approximate their carrying value. The fair value of financial liabilities, other than Senior Subordinated Notes ("Notes") and Cumulative Exchangeable Preferred Stock, also approximate their carrying value. The estimated fair values of the Notes and Cumulative Exchangeable Preferred Stock at December 31, 2000 were approximately 77.0% and 69.0% of their carrying value, respectively, based on quoted market prices and recent trades of similar issues.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

2. Concentrations of Risk

The Company grants credit without collateral to most of its customers. Sales to three customers accounted for approximately 12.6%, 10.1% and 10.0% of the Company's net sales in 2000. Sales to two customers accounted for approximately 13.6% and 10.8% of the Company's net sales in 1999. Sales to one customer accounted for approximately 10.6% of the Company's net sales in 1998.

3. Related Party Transactions

Effective August 1, 1997, Mr. Lechman, former Chairman of the Board, and Director, entered into a consulting agreement (the "Agreement") with the Company. In consideration for services to be rendered under the Agreement, Mr. Lechman will receive quarterly payments through July 31, 2001 ("the consulting period") totaling $1.0 million. In the event that Mr. Lechman dies prior to the end of the consulting period or is unable to perform the services requested due to mental or physical disabilities, the Company shall pay to his legal representatives or beneficiaries the remaining unpaid balance under the Agreement. Due to the provisions of the Agreement, the Company recognized the entire $1.0 million as expense in 1997.

4. Acquisition

On October 3, 2000, the Company, through its wholly owned subsidiary T-H Licensing, acquired newly issued shares representing 75.77% of Atlas Gears Limited for $4.5 million. Atlas, headquartered in Mumbai, India with manufacturing facilities located near Belgaum, India, manufactures customer gears primarily for the agricultural, off-road, and light commercial vehicle markets in India. The Company acquired Atlas to gain a low cost manufacturing and procurement base. Atlas Gears Limited changed its name to Fairfield Atlas Limited in the first quarter of 2001.

The acquisition has been accounted for as a purchase and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition on a one month lag. The excess of the purchase price over the fair value of net assets acquired was approximately $2.1 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

  Operations by Geographic Area

Revenues, income from operations and total assets by domestic and foreign operations are as follows:

		Income from
	Sales	Operations	Assets

U.S. operations	$160,077	$12,470	$174,562
Foreign operations	1,082	73	8,127

Consolidated total	$161,159	$12,543	$182,689

International sales, as determined by ship to location, accounted for $8,752, $11,879 and $16,195 of the Company's net sales in 2000, 1999 and 1998, respectively, and were primarily to Canada.

Custom gears and assemblies accounted for approximately $76,900, $104,600 and $118,500 of the Company's 2000, 1999 and 1998 net sales, respectively. Planetary gear systems accounted for approximately $84,200, $104,300 and $101,800 of the Company's 2000, 1999 and 1998 net sales, respectively.

6. Inventory

Inventory at December 31, consists of:

	2000	1999

Raw materials	$ 3,751	$ 2,421
Work in process	12,478	9,102
Finished products	13,337	10,984

	29,566	22,507
Less: Excess of FIFO cost over LIFO cost	(48)	--

	$29,518	$22,507

7. Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31, includes the following:

	2000	1999

Land and improvements	$ 1,765	$ 1,346
Buildings and improvements	23,071	23,868
Machinery and equipment	153,942	148,774
	178,778	173,988
Less: Accumulated depreciation	(110,947)	(103,562)

	$ 67,831	$ 70,426

Depreciation expense was approximately $11,109 for the year ended December 31, 2000, and $11,000 for 1999 and 1998, respectively.

8. Accrued Liabilities

Accrued liabilities at December 31, are as follows:

	2000	1999

Compensation and employee benefits	$ 5,982	$ 7,738
Accrued retirement and post-employment	3,671	3,667
Interest payable	2,163	2,097
Accrued warranties	1,565	1,809
Other	8,388	9,073

	$21,769	$24,384

9. Employee Benefit Plans

The following table presents information in regard to the Company's domestic defined benefit plans.
	Pension Benefits		Other Postretirement Benefits
	2000	1999	2000	1999
Change in benefit obligation
Benefit obligation at beginning of year	$49,736	$51,009	$10,830	$10,155
Service cost	2,062	2,024	435	490
Interest cost	3,656	3,261	801	726
Participant contributions	--	--	343	259
Amendments	512	--	--	--
Actuarial loss (gain)	(3,517)	(4,867)	109	353
Benefits paid	(2,053)	(1,691)	(1,347)	(1,153)

Benefit obligation at end of year	50,396	49,736	11,171	10,830

Change in plan assets
Fair value of plan assets at beginning of year	38,615	36,583	--	--
Actual return on plan assets	6,285	1,836	--	--
Company contribution	2,496	1,887	1,004	894
Participant contributions	--	--	343	259
Benefits paid	(2,053)	(1,691)	(1,347)	(1,153)

Fair value of plan assets at end of year	45,343	38,615	--	--

Funded status	(5,053)	(11,121)	(11,171)	(10,830)
Unrecognized actuarial loss (gain)	(7,536)	(1,354)	3,038	3,125
Unrecognized prior service cost (benefit)	2,290	2,058	8	(44)
Accrued benefit	$(10,299)	$(10,417)	$(8,125)	$(7,749)

Weighted average assumptions as of December 31:
Discount rate	7.75%	7.50%	7.75%	7.50%
Expected return on plan assets	9.00%	9.00%

Other postretirement benefits provided by the Company include limited health care and life insurance benefits for certain retired employees. The health care cost trend rate is not a factor in the calculation of the other postretirement benefit obligation as the plan limits per capita benefits to a fixed level. Claims in excess of this amount are the responsibility of the retiree.

	Pension Benefits			Other Postretirement Benefits
Components of net periodic benefit cost:	2000	1999	1998	2000	1999	1998
Service cost	$2,062	$2,024	$1,622	$435	$490	$362
Interest cost	3,656	3,261	3,099	801	726	658
Expected return on plan assets	(3,620)	(3,309)	(2,861)	--	--	--
Recognized actuarial loss	--	--	--	196	282	151
Amortization of prior service cost (benefit)	280	243	189	(53)	(53)	(63)

Net periodic benefit cost	$2,378	$2,219	$2,049	$1,379	$1,445	$1,108

As discussed above, healthcare benefits provided by the Company are set at a fixed per capita amount. Consequently, changes in health care rates have no effect on the other postretirement benefit obligation, service cost or interest cost.

The Company has a contributory defined contribution savings plan which covers all of its eligible employees. Eligibility in the plan is obtained the month following hire with no minimum age requirement. A participant may make a basic contribution to the plan ranging from 2% to 6% of the participant's salary and a supplemental contribution of 2%, 4%, or 6% of the participant's salary. The Company matches 70% of the participant's basic contribution. Expense recognized each of the years ended December 31, 2000, 1999 and 1998 was $1,417, $1,529 and $1,510, respectively.

The Company provides postemployment benefits to certain former and inactive employees. Net periodic postemployment benefit cost for years ended December 31, included the following components:

	2000	1999	1998

Service cost	$153	$168	$153
Interest cost	195	184	185
Amortization of unrecognized losses	17	24	19

	$365	$376	$357

The recorded liabilities for these postemployment benefits, none of which have been funded, are $2,279 and $2,026 at December 31, 2000 and 1999, respectively.

The Company maintains a separate plan for its foreign operations. The costs associated with maintaining the foreign plan were insignificant for the year ended December 2000.

10. Income Taxes

The Company files separate state income tax returns and is included in the domestic consolidated federal income tax return of its parent company, Lancer. The Company will file a separate stand-alone income tax return for its India operations and as such is excluded from the Tax Sharing

Agreement. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its federal income tax liability on a separate return basis.

The expense equivalent to provision for income taxes in each of the three years in the period ended December 31, consists of:

	2000	1999	1998

Current, principally federal	$5,231	$11,209	$7,397
Deferred, principally federal	76	(747)	(2,097)
Provision for income taxes	$5,307	$10,462	$5,300

Tax benefit of extraordinary loss	$ --	$(931)	$(277)

The expense equivalent to provision for income taxes for 2000, 1999 and 1998 results principally from current year operating results.

A reconciliation of the expected expense equivalent to provision for income taxes at the statutory federal income tax rate and the actual tax provision each of the three years ended December 31, is as follows:

	2000	1999	1998

Tax provision at 35% statutory rate	$4,314	$8,153	$4,130
State taxes, net of federal	323	1,106	519
Non-deductible amortization of excess of investment over net assets acquired	563	555	555
Provision for tax contingencies	87	683	48
Other, net	20	(35)	48

Provision for income taxes	$5,307	$10,462	$5,300

Effective Rate	43.5%	44.9%	44.9%

Deferred income taxes applicable to temporary differences at December 31, 2000 and 1999 are as follows:

	2000	1999
Assets:
Employee benefits	$9,958	$9,895
Long-term incentive compensation benefits	--	929
Gross deferred tax assets	9,958	10,824

Liabilities:
Inventory basis difference	(4,597)	(4,387)
Property, plant and equipment basis difference	(12,846)	(14,313)
Other, net	(1,351)	(884)
Gross deferred tax liabilities	(18,794)	(19,584)

Net deferred tax liability	$(8,836)	$(8,760)

Under the Tax Sharing Agreement between the Company and Lancer, the Company is required to pay Lancer an amount equal to the Company's current federal income tax liability calculated on a separate return basis. The Company does not consider the beneficial effect of operating losses originating in previous years in the determination of its obligations to Lancer under the Tax Sharing Agreement.

To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Lancer made capital contributions to the Company pursuant to this agreement of $2,140, $3,930, and $2,710 during 2000, 1999 and 1998, respectively. The Company issued common stock to Lancer in recognition of these capital contributions (see Note 14).

The Company has certain federal net operating loss carryforwards of approximately $165,000 and $177,000 at December 31, 2000 and 1999, respectively, from its merger with First Colony Farms, Inc. which begin expiring in 2001. These carryforwards are subject to limitations imposed by the Internal Revenue Code. At December 31, 2000 and 1999, these carryforwards have been fully reduced by a valuation allowance.

11. Incentive Plan for Senior Management

The Company has established an Incentive Plan for Senior Management (the "Plan") to provide incentive compensation for the Company's executive officers designated by the Board. Under the Plan, the Board grants Performance Units, at its discretion, to the Company's executive officers, and such Performance Units may vest in six equal annual installments on the last day of each of the six fiscal years of the Company beginning with the year ended December 31, 1998. Under the Plan, the holders of the Performance Units are entitled to share in the increase of the Company's equity value in the event the Performance Units vest. The Plan terminates after redemption and satisfaction of all then outstanding Performance Units at December 31, 2003 or upon a change of control. The non-cash provision under this Plan was ($2,300) and $2,300 in 2000 and 1999, respectively.

12. Long-Term Debt

Long-term debt consists of the following at December 31:

	2000	1999
Atlas Gears Ltd Senior Term Loan, due June 30, 2005 Rates at December 31, 2000: 13.75%	$ 2,575	$ --

Senior Term Loan, due July 1, 2005 Rates at December 31, 2000: 7.95%	10,000	10,000

Senior Subordinated Notes, 9.625%, Due October 15, 2008	100,000	100,000
Total debt	112,575	110,000

Less: Current maturities	--	--

Total long-term debt	$112,575	$110,000

Credit Facilities

The Company has a Credit Facility provided to it by General Electric Capital Corporation ("GE Capital"). Under the Credit Facility, the Company has $10,000 of term loans outstanding at December 31, 2000. In addition, the Credit Facility provides for $20,000 of revolving loans by the Company, including up to $2,000 under a letter of credit subfacility, subject to borrowing base availability. At December 31, 2000, the Company had $19,633 of availability under the revolver. The Company has the option of increasing the revolver availability by up to $20,000, subject to the satisfaction of certain conditions. Commitments under the revolver terminate on July 1, 2005. The $10,000 of term loans currently outstanding are payable in a single principal payment on July 1, 2005.

In connection with the Atlas acquisition, the Company amended its credit agreement with General Electric Capital Corporation, among other things, to obtain its consent to the acquisition. In addition, General Electric Capital Corporation guaranteed a $7.0 million credit facility extended to Atlas in India. Pursuant to the amendment to the credit agreement, the Company is obligated to repay any amounts paid in respect of this guaranty. As of December 31, 2000, Atlas has approximately $2.6 million of loans outstanding.

Indebtedness under the Credit Facility is secured by a pledge of the Company's common stock owned by Lancer and a lien on, and security interest in, substantially all of the Company's assets, including, without limitation, all capital stock of subsidiaries, real estate, equipment, inventory, accounts receivable and cash. The Credit Facility contains certain restrictive covenants limiting among other things, additional debt, additional liens, transactions with affiliates, mergers and consolidations, liquidations and dissolution, sales of assets, dividends, capital expenditures, sales and leaseback transactions, operating leases, investments, loans and advances, prepayment and modification of debt instruments, the taking or the failure to take, certain actions with respect to the Tax Sharing Agreement and other matters customarily restricted in such agreements. The Credit Facility also requires that the Company maintain compliance with certain specified financial ratios and tests including ratios with respect to fixed charges, interest coverage and working capital. In addition, the Credit Facility contains certain customary affirmative covenants and events of default.

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

The future maturities of long-term debt at December 31, 2000 are as follows:

2001	$ --
2002	--
2003	--
2004	--
2005	12,575
Thereafter	100,000

$112,575

13. Redeemable Exchangeable Preferred Stock

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

14. Stockholder's Equity

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

Issuance of Common Stock

The Company issued 166,000, 120,000, 103,000, and 37,000 additional shares of its common stock on March 31, June 30, September 30, and December 31, 2000, respectively, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement.

The Company issued 74,000, 58,000, 58,000 and 21,000 additional shares of its common stock on March 31, June 30, September 30, and December 31, 1999, respectively, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement.

  Other Income Non-recurring Item

In June 1999, the Company experienced a fire at its manufacturing plant in Lafayette, Indiana. The fire damaged a portion of the facility and some of its equipment. By January 2000, the Company had restored its physical capabilities to the same level as before the fire. The damages of the fire, including the costs of clean-up and business interruption, were covered by current insurance policies and, during the quarter ended June 30, 2000, the Company and its insurance carrier agreed to a final settlement of the resulting claims.

Direct costs associated with the clean-up and repair portion of the claim were $8.9 million, all of which was reimbursed by the insurance carrier by the third quarter of 2000. The business interruption portion of the claim was $16.5 million, all of which was reimbursed by the insurance carrier by the third quarter of 2000.

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

16. Commitments and Contingencies

Operating Leases

The Company is obligated to make payments under noncancellable operating leases expiring at various dates through 2005.

Future minimum payments by year under operating leases consist of the following at

December 31, 2000:

Year	Minimum Rental

2001	$1,485
2002	1,409
2003	292
2004	274
2005	242

$3,702

Rental expense for the years ended December 31, 2000, 1999 and 1998 was $971, $543, and $506, respectively.

Equity Participation Plan

The Company maintained an Equity Participation Plan (the "Plan") which provided for the award of up to an aggregate of 180,000 Equity Participation Rights ("Rights") to certain current and past officers and key employees. At December 31, 1998, all 180,000 rights were granted and vested and 117,000 rights were outstanding. During 1999, the Company redeemed the remaining 117,000 rights for $46. In 1997, the Company paid $25 to redeem 63,000 rights. No additional compensation was charged to earnings for this plan during 2000, 1999 or 1998.

17. Subsequent Events

The Company elected to pay the March 15, 2001 Exchangeable Preferred Stock dividend in kind and, in connection therewith, issued 2,812.5 shares of Exchangeable Preferred Stock to the holders of record as of March 1, 2001.

FAIRFIELD MANUFACTURING COMPANY, INC.
Schedule II - Valuation and Qualifying Accounts and Reserves
For the Three Years Ended December 31, 2000
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other Accounts		Deductions	Balance at End of Period

2000
Allowance for doubtful accounts	$700	$100	$376	(1)	$ --	$1,176

1999
Allowance for doubtful accounts	$700	$232	$ --		$(232)	$ 700

1998
Allowance for doubtful accounts	$600	$100	$ --		$ --	$ 700

(1) Fairfield Atlas acquisition