Form 10-Q
period 2001-03-31
FAIRFIELD MANUFACTURING CO INC
filed 2001-05-15
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2001

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

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2001 is as follows:
9,117,000 shares of Common Stock

FAIRFIELD MANUFACTURING COMPANY, INC. Form 10-Q March 31, 2001

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	,
	March 31, 2001	December 31, 2000
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$13,742	$16,378
Trade receivables, less allowance of $1,176	21,795	18,214
Inventory	30,599	29,518
Other current assets	273	32
Total current assets	66,409	64,142

Property, plant and equipment, net of accumulated depreciation of $113,919 and $110,947 in 2001 and 2000, respectively	66,189	67,831

Other assets:
Excess of investment over net assets acquired, less accumulated amortization of $18,751 and $18,323 in 2001 and 2000, respectively	47,738	48,166
Deferred financing costs, less accumulated amortization of $1,106 and $970 in 2001 and 2000, respectively	2,414	2,550
Total other assets	50,152	50,716

Total assets	$182,750	$182,689

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,226	$8,906
Due to parent reclass	--	708
Accrued liabilities	20,854	21,769
Deferred income taxes	1,759	2,013
Total current liabilities	32,839	33,396

Accrued retirement costs	15,303	17,032
Deferred income taxes	6,844	6,823

Long-term debt	113,920	112,575
Minority interest	720	733
Commitments and contingencies
11-1/4% Cumulative exchangeable preferred stock	51,286	48,426

Stockholder's equity (deficit):
Common stock: par value $.01 per share, 10,000,000 shares authorized, 9,117,000 and 9,117,000 issued and outstanding in 2001 and 2000, respectively	91	91
Additional paid-in capital	48,386	48,386
Accumulated deficit	(86,597)	(84,716)
Cumulative translation adjustment	(42)	(57)
Total stockholder's deficit	(38,162)	(36,296)

Total liabilities and stockholder's deficit	$182,750	$182,689

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31
(In thousands)
(Unaudited)

	2001	2000

Net sales	$39,796	$42,376
Cost of sales	34,018	34,912
Selling, general and administrative expenses	3,765	3,740
Operating income	2,013	3,724

Interest expense, net	2,697	2,458
Other (income) expense, net	4	(2,988)
Income (loss) before income taxes	(688)	4,254

Provision for income taxes	(262)	1,873
Minority interest in net income of consolidated subsidiary	(13)	--
Net income (loss)	$(413)	$2,381

Preferred stock dividends and discount accretion	(1,468)	(1,454)
Net income (loss) available to common stockholder	$(1,881)	$927

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
For the Three Months Ended March 31, 2001
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stock- Holder's Equity (Deficit)
Balance, December 31, 2000	$91	$48,386	$(84,716)	$(57)	$(36,296)
Capital contribution	--	--	--	--	--
Preferred stock dividends	--	--	(1,421)	--	(1,421)
Preferred stock discount accretion	--	--	(47)	--	(47)
Comprehensive income:
Net income (loss)	--	--	(413)	--	(413)
Foreign currency translation	--	--	--	15	15
Total comprehensive income	--	--	--	--	(398)
Balance, March 31, 2001	$91	$48,386	$(86,597)	$(42)	$(38,162)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31
(In thousands)
(Unaudited)

	2001	2000
Operating Activities:
Net income (loss)	$(413)	$2,381
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	3,539	3,341
Minority interest	(13)	--
Deferred income taxes	(233)	(258)
Accrued retirement costs	(1,729)	(1,641)
Other long-term liabilities	--	(575)
Changes in working capital:
Trade receivables	(3,578)	(1,352)
Inventory	(1,076)	(2,168)
Other current assets	(242)	3,177
Accounts payable	1,374	3,735
Due to parent	(708)	(382)
Accrued liabilities	474	3,305

Net cash provided (used) by operating activities	(2,605)	9,563

Investing Activities:
Additions to property, plant and equipment, net	(1,361)	(2,247)

Net cash used by investing activities	(1,361)	(2,247)

Financing Activities:
Capital contributions, principally under tax sharing agreement	--	770
Proceeds from issuance of long-term debt	1,331	--
Payment of preferred stock dividends	--	(2,813)

Net cash provided (used) by financing activities	1,331	(2,043)

Effect of changes in exchange rates	(1)	--

Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents	(2,636)	5,273
Beginning of period	16,378	13,639

End of period	$13,742	$18,912

Supplemental Disclosures:
Cash paid for:
Interest	$230	$51
Federal taxes to parent under tax sharing agreement (Note 2)	708	1,520

Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable at end of period	$750	$554
Preferred stock dividends accrued	278	270

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
Notes to Consolidated Financial Statements
(In thousands, except share data)
(Unaudited)

1.	Interim Financial Information

The accompanying consolidated financial statements have been prepared by Fairfield Manufacturing Company, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000.

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company's financial position at March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. However, interim financial results are not necessarily indicative of the results for a full year. Certain prior year information has been reclassified to conform to current year presentation.

2.	Parent Company of Registrant

The Company is wholly-owned by Lancer Industries Inc. ("Lancer").

The Company is included in the consolidated federal income tax return of Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its current federal income tax liability on a separate return basis and pay that amount to Lancer. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Due to a pretax loss in the first quarter of 2001, Lancer did not make any capital contributions pursuant to the Tax Sharing Agreement. Lancer made capital contributions to the Company of $770 during the three months ended March 31, 2000. The Company issued 37,000 shares of common stock to Lancer during the three months ended March 31, 2000, in recognition of the capital contribution.

3.	Inventory

Inventory, which is valued at the lower of last-in, first-out (LIFO) cost or market, consists of the following:

	March 31, 2001	December 31, 2000
Raw materials	$4,199	$3,751
Work in process	13,221	12,478
Finished goods	13,215	13,337
	30,635	29,566
Less: excess of FIFO cost over LIFO cost	(36)	(48)
	$30,599	$29,518

4.	Operations by Geographic Area

Revenues, income from operations and total assets by domestic and foreign operations are as follows:

		Income from
	Sales	Operations	Assets
U.S. operations	$38,030	$1,906	$173,284
Foreign operations	1,766	107	9,466

Consolidated total	$39,796	$2,013	$182,750

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three months ended March 31, 2001 were $39.8 million, a decrease of $2.6 million, or 6.1%, from the same period in 2000. The decrease in sales for the three months ended March 31, 2001 was attributed to a softening in the road rehabilitation, access platform, and on-highway markets as compared to prior year's first quarter results. Sales in the agriculture market has remained depressed, with a partial recovery in mining and rail. The Company believes the downturn in its markets is a direct result of a slowing U.S. economy, tight lending and capital policies, and pricing pressure from foreign competition. The Company continues to execute its expansion plans of its Indian subsidiary, Fairfield Atlas Limited, to gain access to new markets and to develop a low cost manufacturing and procurement base for certain products.

Cost of sales for the three months ended March 31, 2001 decreased by $0.9 million to $34.0 million compared to $34.9 million for the same period in 2000. Gross margin was 14.5% for the first quarter of 2001 compared to 17.6% for the first quarter of 2000. The decrease in gross margin relates to production inefficiencies due to lower sales volume, unfavorable product mix and continued pricing pressure.

Earnings from operations for the three months ended March 31, 2001 decreased 45.9% to $2.0 million, or 5.1% of net sales, compared to $3.7 million, or 8.8% of net sales, for the comparable 2000 period. The reduction in earnings is directly attributed to the lower sales volume, production inefficiencies as a result of this lower volume and pricing pressure.

Interest expense in the first quarter of 2001 increased to $2.7 million from $2.5 million for the first quarter of 2000. This increase reflects higher average debt outstanding and interest rates in the first quarter of 2001 versus the first quarter of 2000 and a lower level of short-term investments.

Other (income) expense, net includes $3.0 million from business interruption income recorded in the first quarter of 2000.

Liquidity and Capital Resources

The Company uses funds provided by operations and short-term borrowings under its Credit Facilities, which is described in Note 12 to the Company's 2000 consolidated financial statements included in the Annual Report on Form 10-K, to meet liquidity requirements. Net cash used by operations for the three months ended March 31, 2001 was $2.6 million, a decrease of $12.2 million compared with the same period in 2000 when net cash provided by operations was $9.6 million. Net cash provided by operations in 2000 benefited by the receipt of business interruption insurance proceeds and by the reimbursement of clean-up and repair cost related to the June 1999 fire. Working capital less cash at March 31, 2001 increased to $19.8 million from $14.4 million at December 31, 2000 reflecting slower inventory turns, a higher investment in accounts receivable relative to sales, partially offset by an increase in accounts payable.

Capital expenditures for manufacturing equipment, machine tools, and building improvements totaled $1.4 million and $2.2 million during the first three months of 2001 and 2000, respectively, exclusive of $0.8 million and $0.6 million in 2001 and 2000, respectively, which was funded by accounts payable. Capital expenditures for 2001 and 2000 have been primarily for replacement equipment.

Net cash provided by financing activities was $1.3 million during the first quarter of 2001 compared to net cash used by financing activities of $2.0 million in the first quarter of 2000. The Company elected to pay the March 15, 2001 Exchangeable Preferred Stock dividend in kind and, in connection therewith, issued 2,812.5 shares of Exchangeable Preferred Stock to the holders of record as of March 1, 2001. The additional proceeds from issuance of long-term debt relates to additional term loans used to finance the Fairfield Atlas expansion, capital requirements and operations. During 2000, operating cash flows and capital contributions were used to fund the preferred stock dividend.

Management expects to use cash flows from operations and its Credit Facilities to fund the Company's planned capital requirements for the remainder of 2001, including capital expenditures, interest on long-term debt and preferred stock dividends.

Information Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not simply statements of historical fact (such as when the Company describes what it believes, expects or anticipates will occur, and other similar statements), may not be correct, even though the Company currently believes they are reasonable. The Company does not guarantee that the transactions and events described in this report will happen as described (or that they will happen at all). The Company's actual results could differ materially from those set forth in the forward-looking statements. This report should be read completely and with the understanding that actual future results may be materially different from what the Company expects. The Company will not update these forward-looking statements, even though its situation will change in the future. Some of the factors that might cause such a difference include those discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Information Concerning Forward-Looking Statements" contained in the Company's Form 10-K for the year ended December 31, 2000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not own any interest in derivative financial or commodity instruments as of March 31, 2001. The effect of reasonably possible market movements in interest rates is not expected to have a material impact on the Company's future cash flows or earnings.

PART II	- OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8K

(b)	No reports 8-K were filed during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2001.

FAIRFIELD MANUFACTURING COMPANY, INC.

By	/s/ Richard A. Bush
Richard A. Bush Vice President and Chief Financial Officer