Form 10-Q
period 2001-06-30
FAIRFIELD MANUFACTURING CO INC
filed 2001-08-14
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2001

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

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001 is as follows:

9,117,000 shares of Common Stock

FAIRFIELD MANUFACTURING COMPANY, INC. Form 10-Q June 30, 2001

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2001	2000
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$11,366	$16,378
Trade receivables, less allowance of $1,176	19,853	18,214
Inventory	28,459	29,518
Other current assets	445	32
Total current assets	60,123	64,142

Property, plant and equipment, net of accumulated depreciation of $117,026 and $110,947 in 2001 and 2000, respectively	65,450	67,831

Other assets:
Excess of investment over net assets acquired, less accumulated amortization of $19,179 and $18,323 in 2001 and 2000, respectively	47,309	48,166
Deferred financing costs, less accumulated amortization of $1,242 and $970 in 2001 and 2000, respectively	2,278	2,550
Total other assets	49,587	50,716

Total assets	$175,160	$182,689

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,479	$8,906
Due to parent	--	708
Accrued liabilities	17,776	21,769
Deferred income taxes	1,098	2,013
Total current liabilities	27,353	33,396

Accrued retirement costs	16,024	17,032
Deferred income taxes	6,774	6,823

Long-term debt	115,780	112,575
Minority interest	637	733
Commitments and contingencies
11-1/4% Cumulative exchangeable preferred stock	51,333	48,426

Stockholder's equity (deficit):
Common stock: par value $.01 per share, 10,000,000 shares authorized, 9,117,000 and 9,117,000 issued and outstanding in 2001 and 2000, respectively	91	91
Additional paid-in capital	48,386	48,386
Accumulated deficit	(91,152)	(84,716)
Cumulative translation adjustment	(66)	(57)
Total stockholder's deficit	(42,741)	(36,296)

Total liabilities and stockholder's deficit	$175,160	$182,689

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Net sales	$32,730	$43,205	$72,526	$85,581
Cost of sales	30,726	36,374	64,744	71,286
Selling, general and administrative expenses	3,728	3,212	7,493	6,952

Operating income	(1,724)	3,619	289	7,343

Interest expense, net	2,775	2,470	5,472	4,928
Other (income) expense, net	15	(6,498)	19	(9,486)

Income (loss) before income taxes	(4,514)	7,647	(5,202)	11,901

Provision for income taxes (benefit)	(1,408)	3,366	(1,670)	5,239
Minority interest in net income of consolidated subsidiary	(83)	--	(96)	--

Net income (loss)	(3,023)	4,281	(3,436)	6,662

Preferred stock dividends and discount accretion	(1,532)	(1,454)	(3,000)	(2,908)

Net income (loss) available to common stockholder	$(4,555)	$2,827	$(6,436)	$3,754

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
For the Six Months Ended June 30, 2001
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stock- Holder's Equity (Deficit)
Balance, December 31, 2000	$91	$48,386	$(84,716)	$(57)	$(36,296)
Capital contribution	--	--	--	--	--
Preferred stock dividends	--	--	(2,906)	--	(2,906)
Preferred stock discount accretion	--	--	(94)	--	(94)
Comprehensive income:
Net income (loss)	--	--	(3,436)	--	(3,436)
Foreign currency translation	--	--	--	(9)	(9)
Total comprehensive income	--	--	--	--	(3,445)
Balance, June 30, 2001	$91	$48,386	$(91,152)	$(66)	$(42,741)
The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30
(In thousands)
(Unaudited)

	2001	2000
Operating Activities:
Net income (loss)	$(3,436)	$6,662
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	7,207	6,683
Minority interest	(96)	--
Deferred income taxes	(964)	(723)
Accrued retirement costs	(1,008)	(989)
Other long-term liabilities	--	(1,150)
Changes in working capital:
Trade receivables	(1,642)	(1,269)
Inventory	1,052	(1,763)
Other current assets	(419)	1,647
Accounts payable	8	3,229
Due to parent	(708)	998
Accrued liabilities	(4,086)	(1,425)

Net cash provided (used) by operating activities	(4,092)	11,900

Investing Activities:
Additions to property, plant and equipment, net	(4,148)	(2,648)

Net cash used by investing activities	(4,148)	(2,648)

Financing Activities:
Capital contributions, principally under tax sharing agreement	--	2,160
Proceeds from issuance of long-term debt	3,230	--
Payment of preferred stock dividends	--	(2,812)

Net cash provided (used) by financing activities	3,230	(652)

Effect of changes in exchange rates	(2)	--

Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents	(5,012)	8,600
Beginning of period	16,378	13,639

End of period	$11,366	$22,239

Supplemental Disclosures:
Cash paid for:
Interest	$5,253	$5,138
Federal taxes to parent under tax sharing agreement (Note 2)	708	3,810

Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable at end of period	$381	$462
Preferred stock dividends accrued	1,771	1,677

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

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company's financial position at June 30, 2001 and the results of operations and cash flows for the six months ended June 30, 2001 and 2000. However, interim financial results are not necessarily indicative of the results for a full year. Certain prior year information has been reclassified to conform to current year presentation.

2.	Parent Company of Registrant

The Company is wholly-owned by Lancer Industries Inc. ("Lancer").

The Company is included in the consolidated federal income tax return of Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its current federal income tax liability on a separate return basis and pay that amount to Lancer. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Due to a pretax loss during the first six months of 2001, Lancer did not make any capital contributions pursuant to the Tax Sharing Agreement. Lancer made capital contributions to the Company of $2,160 during the six months ended June 30, 2000. The Company issued 140,000 shares of common stock to Lancer during the six months ended June 30, 2000, in recognition of the capital contribution.

3.	Inventory

Inventory, which is valued at the lower of last-in, first-out (LIFO) cost or market, consists of the following:

	June 30, 2001	December 31, 2000
Raw materials	$3,484	$3,751
Work in process	12,620	12,478
Finished goods	12,379	13,337
	28,483	29,566
Less: excess of FIFO cost over LIFO cost	(24)	(48)
	$28,459	$29,518

4.	Operations by Geographic Area

Revenues, income from operations and total assets by domestic and foreign operations as of and for the six months ended June 30, 2001, are as follows:

	Sales	Income from Operations	Assets
U.S. operations	$69,748	$344	$164,458
Foreign operations	2,778	(55)	10,702

Consolidated total	$72,526	$289	$175,160
5.	Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board approved Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and other Intangible Assets.

FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The Company believes the adoption of FAS 141 will have no impact on its results of operations and financial position.

FAS 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, goodwill and indefinite life intangibles be tested for impairment at least annually (or more frequently if impairment indicators arise) and that the amortization period of intangible assets with finite lives no longer be limited to forty years. The Company is currently evaluating the adoption of FAS 142 and its impact on its results of operations and financial position.

6.	Subsequent Event

At June 30, 2001, the Company was in default of a financial covenant in its senior debt agreement. The senior lender waived such default, and, in connection with such waiver, the Company and its senior lender amended the debt agreement on August 14, 2001.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On June 12, 2001 the Company completed a second amendment to its credit agreement with its senior lender. Among other things, the second amendment provides consent from the senior lender for Fairfield Atlas Limited to obtain multiple disbursements term loans and a working capital facility. The second amendment increases the guaranty from 6.0 million to $12.0 million and obligates the Company to repay any amounts paid by its lender in respect of this guaranty.

At June 30, 2001, the Company was in default of a financial covenant in its senior debt agreement. The senior lender waived such default, and, in connection with such waiver, the Company and its senior lender amended the debt agreement on August 14, 2001.

On June 29, 2001, the Financial Accounting Standards Board approved Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and other Intangible Assets.

FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The Company believes the adoption of FAS 141 will have no impact on its results of operations and financial position.

FAS 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, goodwill and indefinite life intangibles be tested for impairment at least annually (or more frequently if impairment indicators arise) and that the amortization period of intangible assets with finite lives no longer be limited to forty years. The Company is currently evaluating the adoption of FAS 142 and its impact on its results of operations and financial position.

Results of Operations

Net sales for the three months ended June 30, 2001 were $32.7 million, a decrease of $10.5 million, or 24.2%, from the same period in 2000. For the six months ended June 30, 2001, the Company's net sales decreased by $13.1 million, or 15.3%, to $72.5 million compared to $85.6 million for the six months ended June 30, 2000. The decreases in sales for the three and six months ended June 30, 2001 compared to such periods in 2000 were attributed to the softening in the road rehabilitation, access platform, and on-highway markets as compared to prior year's results. Sales in the agriculture market have remained depressed, with a partial recovery in mining and rail. The Company believes the downturn in its markets is a direct result of a slowing U.S. economy, tight lending and capital policies, and pricing pressure from foreign competition. In addition, while the Company continues to execute its expansion plans at Fairfield Atlas Limited to gain access to new markets and to develop a low cost manufacturing and procurement base for certain products, those operations are growing slower than anticipated.

Cost of sales for the three months ended June 30, 2001 decreased by $5.7 million to $30.7 million compared to $36.4 million for the same period in 2000. Gross margin was 6.1% for the second quarter of 2001 compared to 15.8% for the second quarter of 2000. For the first half of 2001, cost of sales were $64.7 million, compared to $71.3 million for the first half of 2000. Gross margin was 10.7% for the first half of 2001 compared to 16.7% for the first half of 2000. The decrease in gross margin relates to production inefficiencies due to lower sales volume, unfavorable product mix and continued pricing pressure.

Selling, general and administrative expenses ("SG&A"), including goodwill amortization, were $3.7 million, or 11.4% of net sales, for the three months ended June 30, 2001, compared to $3.2 million, or 7.4% of net sales for the same period in 2000. For the six months ended June 30, 2001, SG&A increased by $0.5 million, or 7.8%, to $7.5 million compared to $7.0 million for the six months ended June 30, 2000. The increase in SG&A from the prior periods is attributed to the inclusion of Fairfield Atlas Limited in 2001, the reversal of expenses related to the Incentive Plan for Senior Management recorded through June 30, 2000 offset by lower payroll expense through June 30, 2001.

Earnings from operations for the three months ended June 30, 2001 decreased to $(1.7) million, or (5.3)% of net sales, compared to $3.6 million, or 8.4% of net sales, for the comparable 2000 period. For the six months ended June 30, 2001, the Company's earnings from operations were $0.3 million, or 0.4% of net sales, compared to $7.3 million, or 8.6% of net sales for the first six months of 2000. The reduction in earnings is directly attributed to the lower sales volume, production inefficiencies as a result of this lower volume and pricing pressure.

Interest expense, net in the second quarter of 2001 increased to $2.8 million from $2.5 million for the second quarter of 2000. For the first half of 2001 and 2000, interest expense, net was $5.5 million and $4.9 million, respectively. This increase reflects higher average debt outstanding and interest rates in the second quarter of 2001 versus the second quarter of 2000 and a lower level of short-term investments.

Other (income) expense, net includes $3.0 and $6.5 million during the first and second quarters of 2000, respectively, relating to business interruption insurance from the June 1999 fire at the Company's Lafayette facility.

Liquidity and Capital Resources

The Company uses funds provided by operations and short-term borrowings under its Credit Facilities, which is described in Note 12 to the Company's 2000 consolidated financial statements included in the Annual Report on Form 10-K, to meet liquidity requirements. Net cash used by operations for the six months ended June 30, 2001 was $4.1 million, a decrease in cash flows from operations of $16.0 million compared with the same period in 2000 when net cash provided by operations was $11.9 million. Net cash provided by operations in 2000 benefited by the receipt of business interruption insurance proceeds and by the reimbursement of clean-up and repair cost related to the June 1999 fire. Working capital less cash at June 30, 2001 increased to $21.4 million from $14.4 million at December 31, 2000 reflecting slower inventory turns, a higher investment in accounts receivable relative to sales, and a higher turnover in accounts payable.

Capital expenditures for manufacturing equipment, machine tools, and building improvements totaled $4.1 million and $2.6 million during the first six months of 2001 and 2000, respectively, exclusive of $0.4 million and $0.5 million in 2001 and 2000, respectively, which was funded by accounts payable. Capital expenditures for 2001 have been for replacement equipment and the expansion of Fairfield Atlas Limited whereas expenditures in 2000 were primarily for replacement equipment.

Net cash provided by financing activities was $3.2 million during the second quarter of 2001 compared to net cash used by financing activities of $0.7 million in the second quarter of 2000. The Company elected to pay the March 15, 2001 Exchangeable Preferred Stock dividend in kind and, in connection therewith, issued 2,812.5 shares of Exchangeable Preferred Stock to the holders of record as of March 1, 2001. The additional proceeds from issuance of long-term debt relates to additional term loans used to finance the Fairfield Atlas Limited expansion, capital requirements and operations. During 2000, operating cash flows and capital contributions were used to fund the preferred stock dividend.

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

The Company does not own any interest in derivative financial or commodity instruments as of June 30, 2001. The effect of reasonably possible market movements in interest rates is not expected to have a material impact on the Company's future cash flows or earnings.

PART II	- OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8K

(b)	No reports 8-K were filed during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2001.

FAIRFIELD MANUFACTURING COMPANY, INC.

By	/s/ Richard A. Bush
Richard A. Bush Vice President and Chief Financial Officer