Form 10-Q
period 2001-09-30
FAIRFIELD MANUFACTURING CO INC
filed 2001-10-16
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2001

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

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2001 is as follows:

9,117,000 shares of Common Stock

FAIRFIELD MANUFACTURING COMPANY, INC. Form 10-Q September 30, 2001

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2001	2000
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,625	$16,378
Trade receivables, less allowance of $1,196 and
$1,176 in 2001 and 2000, respectively	18,912	18,214
Inventory	27,545	29,518
Other current assets	814	32
Total current assets	63,896	64,142

Property, plant and equipment, net of accumulated depreciation of $120,026 and $110,947 in 2001 and 2000, respectively	64,279	67,831

Other assets:
Excess of investment over net assets acquired, less accumulated amortization of $19,609 and $18,323 in 2001 and 2000, respectively	46,880	48,166
Deferred financing costs, less accumulated amortization of $1,378 and $970 in 2001 and 2000, respectively	2,237	2,550
Total other assets	49,117	50,716

Total assets	$177,292	$182,689

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,271	$8,906
Due to parent	--	708
Accrued liabilities	18,199	21,769
Deferred income taxes	470	2,013
Total current liabilities	27,940	33,396

Accrued retirement costs	16,654	17,032
Deferred income taxes	6,740	6,823

Long-term debt	118,094	112,575
Minority interest	472	733
Commitments and contingencies
11-1/4% Cumulative exchangeable preferred stock	54,352	48,426

Stockholder's equity (deficit):
Common stock: par value $.01 per share, 10,000,000 shares authorized, 9,117,000 and 9,117,000 issued and outstanding in 2001 and 2000, respectively	91	91
Additional paid-in capital	48,386	48,386
Accumulated deficit	(95,361)	(84,716)
Cumulative translation adjustment	(76)	(57)
Total stockholder's deficit	(46,960)	(36,296)

Total liabilities and stockholder's deficit	$177,292	$182,689

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Net sales	$32,994	$36,290	$105,520	$121,871
Cost of sales	30,222	30,847	94,966	102,132
Selling, general and administrative expenses	3,936	3,183	11,429	10,135
Operating (loss) income	(1,164)	2,260	(875)	9,604

Interest expense, net	2,845	2,360	8,317	7,289
Other (income) expense, net	(17)	(1)	2	(9,487)
Income (loss) before income taxes	(3,992)	(99)	(9,194)	11,802

Provision for income taxes (benefit)	(1,168)	(44)	(2,838)	5,195
Minority interest in net income of consolidated subsidiary	(165)	--	(261)	--
Net (loss) income	(2,659)	(55)	(6,095)	6,607

Preferred stock dividends and discount accretion	(1,550)	(1,454)	(4,550)	(4,362)
Net income (loss) available to common stockholder	$(4,209)	$(1,509)	$(10,645)	$2,245

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2001
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stock- Holder's Equity (Deficit)
Balance, December 31, 2000	$91	$48,386	$(84,716)	$(57)	$(36,296)
Capital contribution	--	--	--	--	--
Preferred stock dividends	--	--	(4,407)	--	(4,407)
Preferred stock discount accretion	--	--	(143)	--	(143)
Comprehensive income:
Net (loss)	--	--	(6,095)	--	(6,095)
Foreign currency translation	--	--	--	(19)	(19)
Total comprehensive income	--	--	--	--	(6,114)
Balance, September 30, 2001	$91	$48,386	$(95,361)	$(76)	$(46,960)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30
(In thousands)
(Unaudited)

	2001	2000
Operating Activities:
Net income (loss)	$(6,095)	$6,607
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	10,678	10,025
Minority interest	(261)	--
Deferred income taxes	(1,626)	(717)
Accrued retirement costs	(378)	(340)
Other long-term liabilities	--	(1,725)
Changes in working capital:
Trade receivables	(1,166)	246
Inventory	1,962	(4,653)
Other current assets	(314)	3,294
Accounts payable	731	5,010
Due to parent	(708)	(12)
Accrued liabilities	(2,207)	1,498

Net cash provided by operating activities	616	19,233

Investing Activities:
Additions to property, plant and equipment, net	(5,865)	(3,701)

Net cash used by investing activities	(5,865)	(3,701)

Financing Activities:
Capital contributions, principally under tax sharing agreement	--	2,130
Proceeds from issuance of long-term debt	5,500	--
Payment of preferred stock dividends	--	(5,625)

Net cash provided (used) by financing activities	5,500	(3,495)

Effect of changes in exchange rates	(4)	--

Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents	247	12,037
Beginning of period	16,378	13,639

End of period	$16,625	$25,676

Supplemental Disclosures:
Cash paid for:
Interest	$5,428	$5,335
Federal taxes to parent under tax sharing agreement (Note 2)	708	4,780

Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable at end of period	$444	$474
Preferred stock dividends accrued	302	270

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company's financial position at September 30, 2001 and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000. However, interim financial results are not necessarily indicative of the results for a full year. Certain prior year information has been reclassified to conform to current year presentation.

2.	Parent Company of Registrant

The Company is wholly-owned by Lancer Industries Inc. ("Lancer").

The Company is included in the consolidated federal income tax return of Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its current federal income tax liability on a separate return basis and pay that amount to Lancer. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Due to a pretax loss during the first nine months of 2001, Lancer did not make any capital contributions pursuant to the Tax Sharing Agreement. Lancer made capital contributions to the Company of $2,130 during the nine months ended September 30, 2000. The Company issued 260,000 shares of common stock to Lancer during the nine months ended September 30, 2000, in recognition of the capital contribution.

3.	Inventory

Inventory, which is valued at the lower of last-in, first-out (LIFO) cost or market, consists of the following:

	September 30, 2001	December 31, 2000
Raw materials	$3,309	$3,751
Work in process	12,192	12,478
Finished goods	12,055	13,337
	27,556	29,566
Less: excess of FIFO cost over LIFO cost	(11)	(48)
	$27,545	$29,518

4.	Operations by Geographic Area

Revenues, income from operations and total assets by domestic and foreign operations as of and for the nine months ended September 30, 2001, are as follows:

	Sales	(Loss) from Operations	Assets
U.S. operations	$101,878	$(394)	$162,972
Foreign operations	3,642	(481)	14,320

Consolidated total	$105,520	(875)	$177,292

5.	Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

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

6.	Amendments to Credit Agreement

On June 12, 2001 the Company completed a second amendment to its credit agreement with its senior lender. Among other things, the second amendment provides consent from the senior lender for Fairfield Atlas Limited, the Company's subsidiary in India, to obtain multiple disbursements term loans and a working capital facility. The second amendment increases the guaranty from 6.0 million to $12.0 million and obligates the Company to repay any amounts paid by its lender in respect of this guaranty.

At June 30, 2001, the Company was in default of a financial covenant in its senior debt agreement. The senior lender waived such default, and, in connection with such waiver, the Company and its senior lender entered into a third amendment to its credit agreement principally for financial covenants on August 14, 2001.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

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

Results of Operations

Net sales for the three months ended September 30, 2001 were $33.0 million, a decrease of $3.3 million, or 9.1%, from the same period in 2000. For the nine months ended September 30, 2001, the Company's net sales decreased by $16.4 million, or 13.4%, to $105.5 million compared to $121.9 million for the nine months ended September 30, 2000. The decreases in sales for the three and nine months ended September 30, 2001 compared to such periods in 2000 were attributed to the softening in the access platform, road rehabilitation, and agricultural markets. Market demand for rail dropped substantially in the three months ended September 30, 2001 compared to 2000. The partial recovery in mining has continued from the second quarter. Although the on-highway market continues to remain depressed, the Company has new programs in this market resulting in higher on-highway sales during the current quarter versus the same quarter in 2000. The Company believes the downturn in its markets is a direct result of the slowdown in the U.S. economy, tight lending and capital policies, and pricing pressure from foreign competition. In addition, while the Company continues to execute its expansion plans at Fairfield Atlas Limited to gain access to new markets and to develop a low cost manufacturing and procurement base for certain products, those operations are growing slower than anticipated and recent world events will likely delay further expansion plans.

Cost of sales for the three months ended September 30, 2001 decreased by $0.6 million to $30.2 million compared to $30.8 million for the same period in 2000. For the nine months ended September 30, 2001, cost of sales were $95.0 million or 90.0% of net sales, compared to $102.1 million or 83.8% of net sales, for the nine months ended September 30, 2000. The decrease in gross margin relates to production inefficiencies due to lower sales volume, unfavorable product mix and continued pricing pressure.

Selling, general and administrative expenses ("SG&A"), including goodwill amortization, were $3.9 million, or 11.9% of net sales, for the three months ended September 30, 2001, compared to $3.2 million, or 8.8% of net sales for the same period in 2000. For the nine months ended September 30, 2001, SG&A increased by $1.3 million, or 12.8%, to $11.4 million compared to $10.1 million for the nine months ended September 30, 2000. The increase in SG&A from the prior periods is attributed to the inclusion of Fairfield Atlas Limited in 2001, the reversal of expenses related to the Incentive Plan for Senior Management recorded through September 30, 2000 offset by lower payroll expense through September 30, 2001.

Loss from operations for the three months ended September 30, 2001 decreased to $(1.2) million, or (3.6)% of net sales, compared to operating income of $2.3 million, or 6.2% of net sales, for the comparable 2000 period. For the nine months ended September 30, 2001, the Company's operating loss was $(0.9) million, or (.8)% of net sales, compared to operating income of $9.6 million, or 7.9% of net sales for the first nine months of 2000. The reduction in earnings is directly attributed to the lower sales volume, production inefficiencies as a result of this lower volume and pricing pressure.

Interest expense, net in the third quarter of 2001 increased to $2.8 million from $2.4 million for the third quarter of 2000. For the first nine months of 2001 and 2000, interest expense, net was $8.3 million and $7.3 million, respectively. This increase reflects higher average debt outstanding and interest rates in the third quarter of 2001 versus the third quarter of 2000 and a lower level of short-term investments.

Other (income) expense, net for the first nine months of 2000 includes $9.5 million of business interruption insurance proceeds relating to the June 1999 fire at the Company's Lafayette facility.

Liquidity and Capital Resources

The Company uses funds provided by operations and short-term borrowings under its credit agreement, which is described in Note 12 to the Company's 2000 consolidated financial statements included in the Annual Report on Form 10-K, to meet liquidity requirements. Net cash provided by operations for the nine months ended September 30, 2001 was $0.6 million, a decrease in cash flows from operations of $18.6 million compared with the same period in 2000 when net cash provided by operations was $19.2 million. Net cash provided by operations in 2000 benefited by the receipt of business interruption insurance proceeds and by the reimbursement of clean-up and repair cost related to the June 1999 fire. Working capital less cash at September 30, 2001 increased to $19.3 million from $14.4 million at December 31, 2000 reflecting slower inventory turns and a higher investment in accounts receivable relative to sales.

Capital expenditures for manufacturing equipment, machine tools, and building improvements totaled $5.9 million and $3.7 million during the nine months of 2001 and 2000, respectively, exclusive of $0.4 million and $0.5 million in 2001 and 2000, respectively, which was funded by accounts payable. Capital expenditures for 2001 have been for replacement equipment and the expansion of Fairfield Atlas Limited whereas expenditures in 2000 were primarily for replacement equipment.

Net cash provided by financing activities was $5.5 million during the third quarter of 2001 compared to net cash used by financing activities of $3.5 million in the third quarter of 2000. The Company elected to pay the March 15, 2001 and September 15, 2001 Exchangeable Preferred Stock dividend in kind and, in connection therewith, issued 2,812.5 and 2,970.7 shares of Exchangeable Preferred Stock to the holders of record as of March 1, 2001 and September 1, 2001, respectively. The additional proceeds from issuance of long-term debt relates to additional term loans used to finance the Fairfield Atlas Limited expansion, capital requirements and operations. During 2000, operating cash flows and capital contributions were used to fund the preferred stock dividend.

Management expects to use cash flows from operations and its Credit Facilities to fund the Company's planned capital requirements, including capital expenditures and interest on long-term debt.

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

The Company does not own any interest in derivative financial or commodity instruments as of September 30, 2001. The effect of reasonably possible market movements in interest rates is not expected to have a material impact on the Company's future cash flows or earnings.

PART II	- OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8K

(a)	Exhibit No	Description
	(10.1)	Second Amendment, dated as of June 12, 2001, an Amended and Restated Loan Agreement

	(10.2)	Third Amendment, dated as of August 14, 2001, an Amended and Restated Loan Agreement.
(b)	No reports 8-K were filed during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 16, 2001.

FAIRFIELD MANUFACTURING COMPANY, INC.

By	/s/ Richard A. Bush
Richard A. Bush Vice President and Chief Financial Officer