Form 10-K
period 2001-12-31
FAIRFIELD MANUFACTURING CO INC
filed 2002-03-26
CIK 904543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2001
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
$55,783,203 11-1/4% Series A Cumulative Exchangeable Preferred Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. Not applicable.

At December 31, 2001 there were 9,117,000 shares of the Company's Common Stock issued and outstanding.

FAIRFIELD MANUFACTURING COMPANY, INC.

Annual Report on Form 10-K

December 31, 2001

Table of Contents

FAIRFIELD MANUFACTURING COMPANY, INC.

Form 10-K

Fiscal Year Ended December 31, 2001

PART I

Item 1.	BUSINESS

General

Fairfield Manufacturing Company, Inc. (the "Company") believes that it is the leading independent manufacturer (based on sales) of high precision custom gears and assemblies and planetary gear systems in North America. In each of the North American "custom product" and "planetary gear system" markets in which the Company participates, the Company estimates that its market share is twice that of any other independent manufacturer. The majority of the Company's custom gears and assemblies and planetary gear systems are used by original equipment manufacturers ("OEMs") as components in various kinds of heavy mobile equipment. The Company has manufacturing operations in North America in Lafayette, Indiana and in Asia in Belgaum, India.

Custom gears and assemblies accounted for $79.7 million (or 57.6%) of the Company's 2001 net sales. Custom gears are components of larger systems such as axles, drive differentials and transmission units and are generally produced by the Company for large OEMs. Custom assemblies are differentials, wheel drives, power transmissions and conveyer/tram drives that are generally produced as a complete unit. The Company's custom gear and assembly customers consist primarily of OEMs of mining, rail, on-highway, agricultural and industrial equipment. The Company is a major independent supplier of selected gear products for many of these OEMs.

Planetary gear systems, which accounted for $58.6 million (or 42.4%) of the Company's 2001 net sales, are integrated, self-contained power transmission and torque conversion systems that provide propulsion, swing and/or rotation to wheels, and other components in applications where the use of axles would otherwise present design difficulties. The Company markets its planetary gear systems under its Torque-Hub® name. The Company believes that, as a result of the performance history and reputation for quality of the Company's Torque-Hub® products, the Torque-Hub® name has become closely identified with planetary gear systems. Customers for the Company's Torque-Hub® products include OEMs of access platform, road rehabilitation, agricultural, marine and construction equipment.

The Company believes that its strong market position in the custom gear and planetary gear systems markets is the result of its (i) breadth and quality of product offerings, (ii) longstanding relationships (in many cases of 20 years or more) with its major custom gear and planetary gear system customers, (iii) state-of-the-art engineering and manufacturing technology, including in-house heat treating facilities, computer-aided design and manufacturing systems and computer numerically-controlled machine tools and gear grinders, (iv) cost competitiveness, (v) experienced engineering staff, which together with the Company's sales force, work closely with customers in designing and developing products to meet customers' needs, and (vi) stable, knowledgeable sales force, many of whose members have engineering degrees and have worked with the same customers for many years. In addition, the Company's management team has an average of over 20 years of experience in general manufacturing.

On October 3, 2000, the Company acquired 75.77% of Atlas Gears Limited for $4.5 million. Atlas Gears Limited changed its name to Fairfield Atlas Limited ("FAL") in the first quarter of 2001. FAL manufactures custom gears primarily for the agricultural, off-road, and light commercial vehicle markets in India. FAL is headquartered in Mumbai, India and has its manufacturing facilities near Belgaum, India. The Company acquired FAL to gain a low cost manufacturing and procurement base. FAL is QS-9000 and ISO-9002 certified.

The Company was founded in 1919 as a manufacturer of custom gear products and has been wholly owned by Lancer Industries Inc. ("Lancer") since 1989. The Company's principal executive offices are located at U.S. 52 South, Lafayette, Indiana 47909. The Company's telephone number is (765) 772-4000.

Products

Custom Products. Custom gears and assemblies accounted for approximately $79.7, $76.9 and $104.6 million of the Company's net sales in 2001, 2000 and 1999, respectively. The Company manufactures a wide variety of custom gears, ranging in type (e.g. helical, spiral bevel, spur and HYPOID® ) and size (from one inch to five feet in diameter), and has manufacturing capabilities which the Company believes are the broadest in the custom gear business. The Company manufactures custom gears and assemblies to customers' specifications, which are often developed by or with the assistance of the Company. Custom gears and assemblies are used in a wide variety of applications and markets, ranging from off-highway heavy equipment to high-speed precision gears for industrial purposes.

Historically, the Company has focused on severe application custom business. These custom products, which are design and engineering intensive, are used in mining, rail, on-highway, agricultural and industrial and other equipment demanding a high degree of product quality and reliability. Many customers in these markets do not have the necessary engineering and/or manufacturing facilities, and/or personnel to design and manufacture their gear requirements in-house. In addition, the trend among OEMs to focus on their core competencies (final assembly and system integration) rather than produce gears and gear related assemblies in-house appears to be continuing.

Planetary Gear Systems. The Company markets its planetary gear systems under the Torque-Hub® name. Torque-Hub® products accounted for approximately $58.6, $84.2 and $104.3 million of the Company's net sales in 2001, 2000 and 1999, respectively. The Company believes that the Torque-Hub® name has become closely identified with planetary gear systems, which provide drive, swing, and/or rotation to the equipment in which they are used and are primarily employed in cases where the use of axles present design difficulties. The Company produces a broad line of planetary gear systems under its Torque-Hub® trade name, including wheel drives (used to propel off-highway equipment), shaft outputs (used to power remote in-plant machinery like mixers as well as mobile access platforms and cranes) and spindle outputs (which power the drive wheels of vehicles with small diameter wheels such as small lift trucks and mowers).

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

Marketing and Distribution

The Company's customers are almost exclusively OEMs and include many industry leaders with whom the Company has had relationships of 20 years or more. Sales to General Electric accounted for approximately 11.6% of the Company's net sales in 2001. Sales to JLG, General Electric and Genie accounted for approximately 12.6%, 10.1% and 10.0%, respectively, of the Company's net sales in 2000. Sales to General Electric and JLG accounted for approximately 13.6% and 10.8%, respectively, of the Company's net sales in 1999. A deterioration in the financial condition of any of the Company's material customers may have an adverse impact on the financial condition and operating results of the Company.

The Company has been granted "preferred supplier" status by a majority of its customers. The Company has also been certified as meeting "ISO-9001" standards, which are increasingly being used by OEMs in lieu of individual certification procedures. In addition, the Company has been certified at both its Lafayette, Indiana and its Belgaum, India facilities as meeting "QS-9000" standards, which is the standard level of certification required by automotive OEMs. The Company believes that certification provides it with a competitive advantage because a number of OEMs require certification as a condition to doing business.

The Company believes its stable, experienced sales force is a primary reason for the Company's success in maintaining customer loyalty and building new customer relationships. The Company's sales department is organized geographically and consists primarily of sales engineers, who have an average of over 12 years of experience with the Company and many of whom have worked with the same customers for many years. In addition, each sales engineer has substantial expertise concerning the Company's products and product applications. Application engineers work closely with the Company's sales department and provide customers with guidance concerning product applications and specific design problems. By becoming a part of the customers' purchasing and design decisions, the Company has developed close working relationships with many of its customers. Customer loyalty to the Company is further enhanced by the development, tooling and production costs associated with changing gear sources, as such costs are typically borne by the customer.

All of the Company's custom gear products and approximately 75% of its Torque-Hub® products are sold directly to OEMs. Since Torque-Hub® products can be sold to more than one customer, the Company uses distributors to increase its penetration of the planetary gear systems market. The Company sells approximately 25% of its Torque-Hub® line through a network of approximately 40 distributors located in the United States and abroad.

International sales, principally Canada, accounted for approximately $11.2, $8.8 and $11.9 million of the Company's net sales in 2001, 2000 and 1999, respectively.

Design and Manufacturing

The Company believes that its state-of-the-art technology and experienced engineering staffs provide it with a competitive advantage.

The Company has selectively invested in state-of-the-art manufacturing technology in recent years to improve product quality and price competitiveness, and to reduce lead time. The Company's manufacturing technology includes the latest computer-aided design and manufacturing (CAD/CAM) systems, and over 270 computer numerically controlled (CNC) lathes, machine tools and gear grinders.

The Company's engineering departments consists of over 80 engineers and technicians, including specialists in product, tool, manufacturing, and industrial engineering. In addition, the Company has metallurgy laboratories in Lafayette and Belgaum which determine the appropriate metallurgy for a specific gear application. These engineering groups, with their distinct specialties, work together as a team to develop solutions to specific customer requirements. These capabilities enable the Company to service clients who demand high quality and creative solutions to their product needs.

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

Materials and Supply Arrangements

The Company generally manufactures its custom and Torque-Hub® products to its customers' specifications and, as a result, does not generally contract for or maintain substantial inventory in raw materials or components. The Company purchases its three principal raw material needs (steel forgings, steel bars and castings) on a spot basis based on specific customer orders. Raw material purchases from The Timken Company represented approximately 10.4% of raw material purchases in 2001, 10.5% in 2000 and 14.2% in 1999. Alternative sources are available to fulfill each of the Company's major raw material requirements. The Company has never experienced a delay in production as a result of a supply shortage of a major raw material.

Competition

The North American/Indian custom gear business is highly competitive but very fragmented. Competition can be broken down into four principal groups: major domestic manufacturers, regional domestic manufacturers, foreign producers and captive gear manufacturers. Although captive gear manufacturers supply all or a portion of their internal gear requirements and constitute a significant portion of the custom gear market, the Company believes there is a trend among such manufacturers to outsource, or purchase their gears from independent manufacturers such as the Company. The North American planetary gear market is also highly competitive and is concentrated among several large domestic and foreign competitors, with the remaining market divided among a large number of relatively small suppliers. The Company competes with other manufacturers based on a number of factors, including delivery capability, quality and price. The Company believes that its breadth of manufacturing, engineering and technological capabilities provide it with a competitive advantage.

Employees

At December 31, 2001, the Company had 1,308 employees, 874 and 434 at its Lafayette and Belgaum, India facilities, respectively. Approximately 85% were employed in manufacturing. The Company's North American production and maintenance employees, representing approximately 77% of the Company's North American employees, became members of the United Auto Workers (UAW) union in October 1994. In October 2001 a new five year labor agreement was ratified. The Company considers its relations with its employees to be satisfactory.

Backlog

The Company had order backlog for shipments due to be delivered for the six-month period following December 31, 2001 and 2000 of approximately $51.2 and $63.4 million, respectively. The lower backlog at December 31, 2001 is due to reduced orders, as most of the markets the Company serves remain weak, and shorter lead times.

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

Susceptibility to General Economic Conditions

The Company's revenues and results of operations are subject to fluctuations based upon general economic conditions. During economic downturns and recessions in the United States or certain other markets, the Company's customers generally reduce or delay their demand for the Company's products. Most of the factors that might influence customers and prospective customers to reduce their capital budgets under these circumstances are beyond the Company's control. The Company's operating results over the last two years have been adversely affected by the general slowdown in the economy and the current recession, and the Company cannot make predictions on when the economy will recover or the extent of any economic recovery. In addition, in the event of an economic recovery, there can be no assurance that growth in the markets of the Company's products will occur or that such growth will result in increased demand for the Company's products.

Intellectual Property

The trade names Torque-Hub® and Torque II® are registered trademarks. The Company's planetary gear systems are sold under the Torque-Hub® trade name. The Company, through its wholly-owned subsidiary, T-H Licensing, Inc., owns numerous patents worldwide. None of such patents is individually considered material to the Company's business.

Item 2.	PROPERTIES

The Company owns and operates a facility in Lafayette, Indiana consisting of 39 acres of land, approximately 540,000 square feet of manufacturing space and approximately 60,000 square feet of office space. With the acquisition of FAL, the Company acquired additional manufacturing space of approximately 50,000 square feet, located near Belgaum, India. During 2001 the Company expanded its FAL operations to 170,000 square feet covering approximately 14 acres of land.

In June 1999, the Company experienced a fire at its manufacturing plant in Lafayette, Indiana. The fire damaged a portion of the facility and some of its equipment. By January 2000, the Company had restored its physical capabilities to the same level as before the fire. The damages of the fire, including the costs of clean-up and business interruption, were covered by insurance and, during the quarter ended June 30, 2000, the Company and its insurance carrier agreed to a final settlement of the resulting claims.

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

On or about February 26, 2002, Peter Joseph, a director and Vice President of the Company, commenced a lawsuit against the Company, the Company's sole shareholder, Lancer, and Paul Levy (also a director, Chairman of the Board and Vice President of the Company) in the Delaware Chancery court, challenging certain corporate actions by Lancer and the Company. Both Messrs. Levy and Joseph are also directors, officers and shareholders of Lancer. The Company does not expect that the lawsuit will have a material adverse effect on the Company.

On or about March 8, 2002, Kaydon Corporation ("Kaydon") commenced a lawsuit against the Company and several of the Company's employees who were formerly employed by Kaydon. Kaydon alleges that the Company and certain of its employees have appropriated Kaydon trade secrets, induced Kaydon employees to leave their employment at Kaydon, and are now competing with Kaydon unfairly. The Company believes that the lawsuit is without merit and does not expect it to have a material adverse effect on the Company.
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is currently no trading market for the Company's common stock which is wholly owned by Lancer.

Dividends

The Company did not declare or pay any dividends on its common stock in 2001 or 2000. There are restrictions on the Company's ability to pay dividends under the loan agreement for the Company's Credit Facility, the Indenture for the Company's 9-5/8% Senior Subordinated Notes due 2008 and the Certificate of Designation for the Company's 11-1/4% Series A Cumulative Exchangeable Preferred Stock.

Issuance of Common Stock

The Company issued 166,000, 120,000, 103,000 and 37,000 additional shares of its common stock on March 31, June 30, September 30, and December 31, 2000, respectively, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement (see Item 13, "Certain Relationships and Related Transactions"). No shares were issued in 2001 due to the Company's losses.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for the Company for the five years ended December 31, 2001 has been derived from the audited consolidated financial information for the Company for such periods. The following selected financial data should be read in connection with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is qualified in its entirety by reference to the Consolidated Financial Statements and Notes thereto of the Company contained in Item 8 to this Form 10-K.

($ in millions)	Year Ended December 31,
	2001	2000	1999	1998	1997
Income Statement Data:
Net sales	$138.3	$161.1	$208.9	$220.3	$192.3
Cost of sales	124.5	135.2	164.9	178.9	157.7
Selling, general and administrative expenses (1)	14.7	13.4	19.3	16.8	17.0
Operating income	(.9)	12.5	24.7	24.6	17.6
Interest expense, net	11.2	9.8	11.3	12.7	12.7
Net income (2)	(8.4)	6.9	11.4	6.1	2.2
Preferred stock dividends and discount accretion	(6.2)	(5.8)	(5.8)	(5.8)	(4.7)
Net income (loss) available to common stockholder	(14.5)	1.1	5.6	0.3	(2.5)

Balance Sheet Data:
Working capital	$ 26.9	$ 30.7	$ 23.9	$ 15.9	$ 7.8
Total assets	172.8	182.7	180.3	175.1	173.2
Total debt (3)	118.9	112.6	110.0	112.2	114.0
Long-term obligations (4)	173.3	161.0	158.2	160.2	157.9
Stockholder's equity (deficit)	(50.9)	(36.3)	(39.5)	(49.0)	(52.2)

Other Data:
EBITDA (5)	$ 11.4	$ 34.7	$ 47.2	$ 37.1	$ 30.1
Depreciation	10.6	11.1	11.0	11.0	11.0
Amortization (6)	2.3	2.2	2.3	2.3	2.3
Cash interest expense, net (7)	10.7	9.3	10.7	12.0	12.0
Capital expenditures, net (8)	7.9	3.9	11.7	10.5	10.9

  Includes a $2.3 million non-cash charge related to the Incentive Plan for Senior Management in 1999 and a $2.3 million reversal in 2000 related to the Incentive Plan for Senior Management.
  Includes pre-tax business interruption insurance income of $9.5 million in 2000, a net, pre-tax gain on the involuntary conversion of assets of $2.9 million and pre-tax business interruption insurance income of $7.0 million in 1999 related to the fire described in Item 2, "Properties". Also during 1999 and 1998, the Company recorded an extraordinary loss of $1.4 million and $0.4 million, respectively, net of tax, relating to the early extinguishment, of $67.1 million and $17.9 million, respectively, of 11-3/8% Senior Subordinated Notes due 2001.
  Includes current maturities of $4.0 million for 1997.
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
  Cash interest expense, net includes interest income, but excludes amortization of deferred financing costs of $0.5, $0.6, $0.6, $0.7 and $0.7 million for fiscal years 2001, 2000, 1999, 1998 and 1997, respectively.
  Includes a net pre-tax gain on the involuntary conversion of assets of $2.9 million in 1999.

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis, as set forth below, of the Company's financial condition and results of operations should be read in conjunction with, and is qualified by reference to, the Company's audited consolidated financial statements and related notes thereto and the description of the Company's business which are found under Items 8 and 1 of this Form 10-K, respectively.

Results of Operations

The Company's net sales and profits have been adversely affected in the past two years by the general slowdown in the economy and the current recession, as well as a result of pricing pressure from foreign competitors, principally due to the strong U.S. dollar. This decrease in sales and profits has strained the Company's liquidity and capital resources, and the present market conditions are expected to continue for the foreseeable future.

Fiscal Year 2001 Compared with Fiscal Year 2000

Net sales for 2001 decreased $22.8 million to $138.3 million compared to $161.1 million in 2001, a 14.2% decrease. The market downturn began in the second half of 2000 and continued throughout all of 2001 for many of the Company's markets. The most severe market downturn occurred in the access platform market. Additional softness continued in the road rehabilitation and agriculture markets. Market demand for rail was higher in the first half of 2001 but declined during the second half of 2001 compared to 2000. Although the on-highway market continues to remain depressed, the Company has new programs in this market resulting in higher on-highway sales during the second half of 2001 versus 2000. The Company believes the downturn in its markets is a direct result of the slowdown in the U.S. economy, tight lending and capital policies, and pricing pressure from foreign competition, principally due to the strong U.S. dollar. In addition, while the Company continues to execute its expansion plans at FAL to gain access to new markets and to develop a low cost manufacturing and procurement base for certain products, those operations are growing slower than anticipated and recent world and regional events will likely delay and/or disrupt the expansion plans. Continuation of the FAL expansion plans requires further capital resources.

Cost of sales for 2001 decreased $10.7 million to $124.5 million, or 90.0% of net sales, compared to $135.2 million, or 83.9% of net sales in 2000. The decrease in cost of sales resulted primarily from the decrease in sales volume whereas the increase in cost of sales as a percentage of sales resulted from production inefficiencies due to the lower sales volume, unfavorable product mix, and pricing pressure.

Selling, general and administrative expenses ("SG&A"), including goodwill amortization, increased to $14.7 million in 2001, compared to $13.4 million in 2000. SG&A in 2000 includes $1.0 million of incentive compensation expense and a credit of $2.3 million related to the Incentive Plan for Senior Management recorded in 1999.

Operating income decreased $13.4 million, to $(0.9) million compared to $12.5 million in 2000 due to the reasons discussed above.

Interest expense, including amortization of deferred financing costs, was $11.2 million for 2001 compared to $9.8 million in 2000. The increase reflects higher borrowings due to the FAL expansion, reduced short term interest rates on lower cash balances and increased margins over LIBOR on the Company's senior credit facility due to weaker results (see "Liquidity and Capital Resources" below).

Other (income) expense includes $9.5 million from business interruption insurance income recorded in the first and second quarters of 2000 in final settlement of the insurance claim relating to the fire in the Company's facilities (see Item 2, "Properties").

The effective tax rates for 2001 and 2000 were 27.8% and 43.5% respectively. See Note 10 to the Consolidated Financial Statements for a further discussion of income taxes.

The Company's net income decreased $15.3 million to an $8.4 million loss for 2001 compared to $6.9 million for 2000 due to the reasons discussed above. Net income available to common stockholder for 2001 decreased $15.6 million to $(14.5) million compared to $1.1 million net income available to common stockholder for 2000.

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

FAS 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, goodwill and indefinite life intangibles be tested for impairment at least annually (or more frequently if impairment indicators arise) and that the amortization period of intangible assets with finite lives no longer be limited to forty years. The Company is currently evaluating the adoption of FAS 142 and its impact on its results of operations and financial position. The unamortized goodwill balance was $46.5 and $48.2 million at December 31, 2001 and 2000, respectively. Goodwill amortization reflected in the Company's financial statements was $1.7, $1.6, and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

SG&A, including goodwill amortization, decreased to $13.4 million in 2000, compared to $19.2 million in 1999. The reduction in SG&A, reflects a lower employee incentive compensation provision and a credit of $2.3 million related to the Incentive Plan for Senior Management recorded in 2000.

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

Liquidity and Capital Resources

Net cash provided by operations decreased $15.5 million for the year ended December 31, 2001 compared to 2000. Net cash provided by operations was $(2.2), $13.3 and $30.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. This decrease reflects lower sales volume, lower profitability, and lower inventory turnover. Working capital less cash at December 31, 2001 decreased slightly to $14.1 million from $14.4 million at December 31, 2000.

Net capital expenditures for various machine tools, equipment and building improvement items totaled $7.9, $3.9 and $11.7 million for the fiscal years ended December 31, 2001, 2000 and 1999, respectively, of which $1.1, $0.8, and $2.3 million was funded by accounts payable at the respective period end in 2001, 2000 and 1999. The $7.9 million and $3.9 million of capital expenditures for 2001 and 2000, respectively, have been primarily for the FAL expansion. The FAL expansion is not yet complete and will require further capital expenditures during 2002. The $11.7 million of capital expenditures in 1999 include a net gain of $2.9 million on the involuntary conversion of assets.

Net cash provided by financing activities was $6.5, $(6.7) and $(7.5) million in 2001, 2000 and 1999, respectively. The Company elected to pay the March 15, 2001 and September 15, 2001 Exchangeable Preferred Stock dividends in kind and, in connection therewith, issued 2,812.5 and 2,970.7 shares of Exchangeable Preferred Stock to the holders of record as of March 1, 2001 and September 1, 2001, respectively. The net cash provided in 2001 resulted primarily from the preferred stock dividends paid in kind and the proceeds from the issuance of long-term debt. The net use in 2000 resulted primarily from cash dividends on preferred stock and the refinancing of FAL's debt offset by capital contributions in accordance with a tax sharing agreement. The net use in 1999 resulted primarily from cash payment of dividends on the Company's outstanding preferred stock, redemption of the 11-3/8% Senior Subordinated Notes, and payment of outstanding amounts under its Credit Facility.

The Company satisfies its liquidity needs from cash flow from operations and short-term borrowings under its Credit Facility (described below). To date, the Company has relied principally on cash flow from operations to pay operating expenses, capital expenditures, interest and other expenses, and has not had to rely on borrowings under its Credit Facility. Due to 2001 losses, resulting in $(2.2) million of cash from operations, and lower 2000 cash flow ($13.3 million in 2000 compared with $30.1 million in 1999), the Company may not be able to continue to rely on operating cash and may be required to borrow under its Credit Facility. The Company's ability to borrow under the Credit Facility is subject to certain conditions, including the Company's compliance with certain financial covenants and borrowing base availability. The Company expects to continue to meet these financial covenants and other conditions to borrowing during 2002, although no assurance can be given. If the Company does not meet them and its senior lender does not agree to adjustments to the covenants, the Company will not be able to borrow under the Credit Facility and, as a result, may have liquidity concerns. In addition, if the Company fails to satisfy its financial and other covenants in its Credit Facility, the senior lender may accelerate the Company's obligations, in which case all loans under the Credit Facility would be immediately due and payable. If the senior lender so accelerates its loans, the Company's Senior Subordinated Notes and the Exchangeable Preferred Stock (described below) would also be immediately due and payable.

Credit Facilities

The Company has a Credit Facility provided to it by General Electric Capital Corporation ("GE Capital"). Under the Credit Facility, the Company has $10.0 million of term loans outstanding at December 31, 2001. In addition, the Credit Facility provides for $20.0 million of revolving loans to the Company, including up to $2.0 million under a letter of credit subfacility, subject to borrowing base availability. At December 31, 2001, the Company has $16.8 million of availability under the revolver. The Company has the option of increasing the revolver availability by up to $10.0 million, subject to the satisfaction of certain conditions. Also, the Company may incur up to an additional $12.0 million of loans under the Credit Facility in the event it is required, under its guarantee, to repay GE Capital any loans made by GE Capital to FAL (see below). Commitments under the revolver terminate on July 1, 2005. The $10.0 million of term loans currently outstanding are payable in a single principal payment on July 1, 2005.

In connection with the FAL acquisition in 2000, GE Capital extended a Credit Facility to FAL in India and, in June 2001, agreed to allow FAL to obtain multiple disbursements term loans and a working capital facility. Pursuant to the Credit Facilities, FAL is allowed to borrow up to $12.0 million, all of which borrowings are guaranteed by the Company. As of December 31, 2001, FAL has approximately $8.9 million of loans outstanding.

At June 30, 2001, the Company was in default of a financial covenant in its senior debt agreement. The senior lender waived such default, and, in connection with such waiver, the Company and its senior lender entered into an amendment to its Credit Facility on August 14, 2001, principally to adjust the financial covenants. In connection with the amendment, the interest rates on the Company's borrowings under the Credit Facility were increased, and a $7.0 million block was made against the Company's borrowing base, reducing the Company's revolver availability.

Due to continued liquidity pressures, the Company and its senior lender, subsequent to December 31, 2001, entered into an amendment to its Credit Facility on March 18, 2002 to adjust the financial covenants for the quarter ending December 31, 2002. In accordance with the amendment, one of the financial covenants has been revised to include two performance measurements for the quarter ending December 31, 2002. If the higher measurement is not achieved, the block against the Company's borrowing base will be increased from $7.0 million to $10.0 million, further reducing the Company's revolver availability.

Indebtedness under the Credit Facility is collateralized by a pledge of the Company's common stock owned by Lancer and a lien on, and security interest in, substantially all of the Company's assets, including, without limitation, all capital stock of subsidiaries, real estate, equipment, inventory, accounts receivable and cash. The Credit Facility contains certain restrictive covenants limiting among other things, additional debt, additional liens, transactions with affiliates, mergers and consolidations, liquidations and dissolutions, sales of assets, dividends, capital expenditures, sales and leaseback transactions, operating leases, investments, loans and advances, prepayment and modification of debt instruments, the taking or the failure to take, certain actions with respect to the Tax Sharing Agreement and other matters customarily restricted in such agreements. The Credit Facility also requires that the Company maintain compliance with certain specified financial ratios and tests including ratios with respect to fixed charges, interest coverage and working capital. In addition, the Credit Facility contains certain customary affirmative covenants and events of default.

9-5/8% Senior Subordinated Notes due 2008

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

The Exchangeable Preferred Stock pays dividends at a rate equal to 11-1/4% per annum of the liquidation preference per share, payable semiannually on each March 15 and September 15 in cash, or, on or prior to March 15, 2002, in kind on each March 15 and September 15. Interest on the Exchange Debentures is also 11-1/4% per annum. The Company elected to pay the March 15, 2001 and September 15, 2001 Exchangeable Preferred Stock dividends in kind and, in connection therewith, issued 2,812.5 and 2,970.7 shares of Exchangeable Preferred Stock to the holders of record as of March 1, 2001 and September 1, 2001, respectively. In addition, subsequent to December 31, 2001, the Company elected to pay the March 15, 2002 Exchangeable Preferred Stock dividend in kind and, in connection therewith, issued 3,137.8 shares of Exchangeable Preferred Stock to the holders of record as of March 1, 2002.

Open Market Purchases and Shareholder Contributions

The Company and its affiliates, including Lancer, may from time to time, purchase in open-market transactions the 9-5/8% Senior Subordinated Notes due 2008 and/or the 11-1/4% Cumulative Exchangeable Preferred Stock.

Under the Tax Sharing Agreement (as defined hereinafter), Lancer made capital contributions to the Company of $0, $2.1 and $3.9 million in 2001, 2000 and 1999, respectively. No contributions were made in 2001 because the Company did not generate any income. See Note 10 to the Consolidated Financial Statements for a further discussion of capital contributions made pursuant to the Tax Sharing Agreement.

Inflation

The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

Information Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Statements that are not simply statements of historical fact (such as when the Company describes what it believes, expects or anticipates will occur, and other similar statements), may not be correct, even though the Company currently believes they are reasonable. The Company does not guarantee that the transactions and events described in this report will happen as described (or that they will happen at all). This report should be read completely and with the understanding that actual future results may be materially different from what the Company expects. The Company will not update these forward-looking statements, even though its situation will change in the future. Whether actual results will conform to the Company's expectations and predictions is subject to a number of risks and uncertainties, including:

  the Company's outstanding indebtedness and leverage;
  restrictions imposed by the terms of the Company's indebtedness, and the acceleration of all of the Company's indebtedness in the event the senior lender accelerates amounts due under the Credit Facility, the high degree of competition in the Company's business;
  the strength of the U.S. dollar against foreign currencies;
  the susceptibility of the Company's business to general economic conditions;
  the cyclical nature of the Company's business;
  future modifications of existing environmental laws and human health regulations;
  discovery of unknown contingent liabilities, including environmental contamination at the Company's facilities;
  the Company's dependence on suppliers of raw materials and major customers;
  the effect of tightened liquidity markets on the Company's customers;
  the Company's ability to manage and execute its strategy with regard to the FAL acquisition, the control of Lancer, the Company's sole shareholder; and
  future capital requirements.
Item 7 (a).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not own any interest in derivative financial or commodity instruments as of December 31, 2001. The effect of reasonably possible market movements in interest rates is not expected to have a material impact on the Company's future cash flows or earnings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements beginning at page F-1 herein.
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the directors and executive officers of the Company, including their respective ages as of December 31, 2001.

Name	Age	Position

Paul S. Levy	54	Chairman of the Board, Vice President and Assistant Secretary
Peter A. Joseph	49	Director, Vice President and Secretary
Stephen K. Clough	48	Director, President and Chief Executive Officer
W. B. Lechman	69	Director
Andrew R. Heyer	44	Director
Leonard Green	75	Director
Joshua J. Angel	65	Director
Richard A. Bush	44	Vice President and Chief Financial Officer
James R. Dammon	58	Vice President Engineering
Mark D. Gustus	42	Vice President Operations
William V. Lewis	54	Vice President Human Resources
Kenneth A. Russell	43	Vice President Manufacturing Engineering
Paul M. Schlueter	46	Vice President Sales North America
Clement L. Strimel	39	Vice President International Business Development

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

Mr. Joseph has been Vice President, Director and Secretary of the Company since 1989. Mr. Joseph has served as President of Lancer since April 1992 and as Secretary and Director of Lancer since July 1989. Mr. Joseph has been a principal of Palladium Equity Partners, LLC since 1998. Prior to that, he was a partner of Joseph Littlejohn & Levy.

Mr. Clough was appointed President and Chief Executive Officer and elected to the Board of Directors effective August 1998. Prior to his appointment, Mr. Clough was employed by Kaydon Corporation where he served as the President and Chief Executive Officer from June 1996 to June 1998 and the President and Chief Operating Officer from September 1989 to June 1996. Mr. Clough is on the Board of Directors of Lancer.

Mr. Lechman has been a Director of the Company since 1989. Mr. Lechman served as Chairman of the Board from October 1994 to July 1997 and as President and Chief Executive Officer of the Company from 1989 to October 1994. Mr. Lechman serves on the Board of Directors of Lafayette Junior Achievement and The Salvation Army, and he is President Emeritus of the American Gear Manufacturers Association.

Mr. Heyer is a founder of Trimaran Capital Partners, a private asset management firm. Mr. Heyer is also a Vice Chairman of CIBC World Markets Corp., co-head of CIBC Argosy Merchant Banking Funds, and a member of CIBC's U.S. Management Committee. Prior to joining CIBC in 1995, Mr. Heyer was a founder and managing director or The Argosy Group L.P. Mr. Heyer serves as a director of Lancer, eLink Communications, Inc., Niagara Corporation, The Hain Celestial Food Group, Inc., Millennium Digital Media Holdings, L.L.C., and Village Voice Media, LLC.

Mr. Green was elected as a Director of the Company on March 15, 2002. Mr. Green has been the Chief Executive Officer of HFA Consulting Company and the President and Chief Executive Officer of Green Management and Investment Company since 1990 and 1985, respectively. Mr. Green is on the Board of Directors of Lancer.

Mr. Angel was elected as a Director of the Company on March 15, 2002. Mr. Angel has been the Senior Managing Shareholder of Angel & Frankel, P.C., a New York based law firm which has specialized in commercial insolvency for over 40 years. Mr. Angel is on the Board of Directors of Lancer, Dynacore Holdings Corporation and Cellular Technical Services Company, Inc.

Mr. Bush was appointed Vice President and Chief Financial Officer effective January 2000. Mr. Bush was the Vice President of Finance of the Company since November 1994. From 1990 to 1994, Mr. Bush was Controller for two aerospace units of Abex Inc. From 1980 to 1990, Mr. Bush was with Arthur Andersen & Co. in the audit and financial consulting practice.

Mr. Dammon has been Vice President Engineering since 1987. Prior to his present position, Mr. Dammon was Director of Engineering, Manager of New Product Development, Manager of Customer Engineering Service and Gear Design Engineer. Mr. Dammon has been with the Company for over 30 years.

Mr. Gustus has been Vice President Operations since July 1997. Prior to his present position, Mr. Gustus was Director of Materials and Assembly. Mr. Gustus has been with the Company for over 20 years.

Mr. Lewis has been Vice President Human Resources since July 1999. Prior to his present position, Mr. Lewis was Vice President, Human Resources, Manufacturing and Distribution for PolyGram and Universal Music Group from 1993 to June 1999. From 1972 to 1992, Mr. Lewis was with Aluminum Company of America (ALCOA) where he served in various human resource positions.

Mr. Russell has been Vice President Manufacturing Engineering since September 2001. Prior to his present position, Mr. Russell was with Kaydon Corporation for 22 years, most recently as Plant Manager from July 1993 to September 2001.

Mr. Schlueter has been Vice President Sales North America since March 2001. Prior to his present position, Mr. Schlueter was Vice President Sales and Marketing for Nueweb Interactive from July 2000 to February 2001. Prior to Nueweb he was with Kaydon Corporation for 12 years where he served as Vice President Sales and Marketing for the Electo-Tec Division from 1994 to 2000.

Mr. Strimel has been Vice President International Business Development since November 2000. Prior to his present position, Mr. Strimel was Vice President of Sales from March 1999 to October 2000. Prior to that, Mr. Strimel was the Director of Custom Sales from October 1996 to March 1999. Prior to joining Fairfield, Mr. Strimel was with United Defense for nine years where he served as a Program Manager from 1991 to October 1996.

Compensation of Directors

Mr. Lechman received an annual fee of $30,000 for services as a director in 2001. Mr. Jess Ball, a director of the Company in 2001, also received this annual fee of $30,000 for services as a director in 2001. Mr. Lechman entered into a consulting agreement with the Company in August 1997 that expired July 2001. Beginning January 1, 2002, Mr. Lechman entered into a new consulting agreement with the Company (see Note 3 to the Consolidated Financial Statements and Item 11, "Employment and Consulting Agreements"). No other directors receive any additional compensation for services performed as a director or for serving on committees of the Board of Directors of the Company or for meeting attendance.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth for each of the fiscal years ending December 31, 2001, 2000 and 1999, the compensation paid to or accrued by the Company for the Chief Executive Officer ("CEO") of the Company and each of the four most highly compensated executive officers other than the CEO (the "Named Executive Officers").

Summary Compensation Table

Name and		Annual Compensation			All Other
Principal Position	Year	Salary		Bonus(1)	Compensation(2)

Stephen K. Clough	2001	$416,031		$0	$20,175
President and Chief Executive	2000	416,200		203,174	19,190
Officer	1999	406,862		505,440	18,706

Richard A. Bush	2001	$157,531		$0	$7,590
Vice President and Chief	2000	150,031		45,753	7,578
Financial Officer	1999	118,364		85,800	7,093

James R. Dammon	2001	$130,258		$0	$6,529
Vice President Engineering	2000	123,334		29,389	6,529
	1999	120,172		88,161	6,574

Mark D. Gustus	2001	$132,551		$0	$7,418
Vice President Operations	2000	118,226		38,602	7,567
	1999	113,239		82,582	4,657

William V. Lewis	2001	$124,831		$0	$5,794
Vice President Human	2000	122,774		29,752	7,481
Resources	1999	60,330	(3)	42,900	23,240

(1)	Amounts shown were earned under the Fairfield Manufacturing Company, Inc. Management Incentive Compensation Plan.
(2)

Amounts shown include contributions by the Company to The Savings Plan For Employees of Fairfield Manufacturing Company, Inc. ("Savings Plan") for the benefit of the Named Executive Officers, imputed income on life insurance provided by the Company. Other compensation for Mr. Clough also includes the value of other fringe benefits provided by the Company.

(3)	Amount shown represents compensation from July, 1999 through December, 1999.

Incentive Plan for Senior Management

The Company has established an Incentive Plan for Senior Management (the "Plan") to provide incentive compensation for the Company's executive officers designated by the Board. Under the Plan, the Board grants Performance Units, at its discretion, to the Company's executive officers, and such Performance Units may vest in six equal annual installments on the last day of each of the six fiscal years of the Company beginning with the year ended December 31, 1998. Under the Plan, the holders of the Performance Units are entitled to share in the increase of the Company's equity value in the event the Performance Units vest. The Plan terminates after redemption and satisfaction of all then outstanding Performance Units at December 31, 2003 or upon a change of control. The non-cash provision under this Plan was $0 in 2001, ($2,300) in 2000 and $2,300 in 1999.

Pension Plan Table

The Company maintains the Retirement Plan for Employees of Fairfield Manufacturing Company, Inc., a qualified defined benefit pension plan intended to be qualified under the Internal Revenue Code (the "Pension Plan").

	Estimated Annual Benefits for Years of Benefit Service Indicated(2)
Average Annual Compensation (1)	5	10	15	20	25	30	35
$100,000	$6,599	$13,198	$19,796	$26,395	$32,994	$39,593	$40,843
$125,000	8,411	16,823	25,234	33,645	42,056	50,468	52,030
$150,000	10,224	20,448	30,671	40,895	51,119	61,343	63,218
$170,000 and over	11,674	23,348	35,021	46,695	58,369	70,043	72,168

(1) The preceding table illustrates the pension benefits provided by the Pension Plan, calculated on a straight life annuity basis, for an eligible employee retiring at age 65 in 2001. Average annual compensation covered under the Pension Plan is the highest average annual total compensation received from the Company for any 5 calendar years during the 10 years immediately preceding the participant's separation from service. Annual total compensation for Pension Plan purposes includes the base salary and bonus components of compensation as disclosed in the Summary Compensation Table. In order to comply with the terms of the Pension Plan and the requirements of the Internal Revenue Code, the compensation used in calculating a participant's pension is limited. This limit was $170,000 for 2001.

(2) At December 31, 2001 Messrs. Clough, Bush, Dammon, Gustus and Lewis had 3, 7, 36, 20 and 3 years of credited service, respectively, for purposes of calculating their benefits under the Pension Plan.

Employment and Consulting Agreements

Effective July 31, 1997, W. B. Lechman resigned as Chairman of the Company's Board of Directors (the "Board") but continues as a member of the Board. Effective August 1, 1997, Mr. Lechman entered into a consulting agreement (the "Agreement") with the Company. In consideration for services to be rendered under the Agreement, Mr. Lechman received quarterly payments through July 31, 2001 ("the consulting period") totaling $1.0 million. Due to the provisions of the Agreement, the Company recognized the entire $1.0 million as expense in 1997. Beginning January 1, 2002, Mr. Lechman entered into a new consulting agreement with the Company. The compensation under this agreement to Mr. Lechman is $20,000 per year and is renewable annually.

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

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of December 31, 2001 by (i) each person known by the Company to beneficially own in excess of 5% of the outstanding shares of the Company's common stock, (ii) each director of the Company and (iii) the directors and executive officers of the Company as a group, as listed in Item 10, "Directors and Executive Officers of the Registrant."

Name	Shares of Common Stock		Percent of Class

Lancer Industries Inc. (1) 450 Lexington Avenue, Suite 3350 New York, New York 10017	9,117,000		100%
Paul S. Levy	--	(2)	--
Peter A. Joseph	--	(2)	--
Andrew R. Heyer	--	(2)	--
All directors and executive officers as a group (14 persons)	--	(2)	--

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

Tax Sharing Agreement

The Company is included in the affiliated group of which Lancer is the common parent, and the Company's federal taxable income and loss will be included in such group's consolidated federal tax return filed by Lancer. The Company and Lancer have entered into a tax sharing agreement (the "Tax Sharing Agreement") pursuant to which the Company has agreed to pay to Lancer amounts equal to the taxes that the Company would otherwise have to pay if it were to file a separate federal tax return (including amounts determined to be due as a result of a redetermination of the tax liability of Lancer). In addition, pursuant to the Tax Sharing Agreement, to the extent that the Company's separate return liability is absorbed by net operating losses or other credits and deductions of Lancer or its subsidiaries (other than the Company and its subsidiaries), Lancer will make a capital contribution to the Company in an amount equal to 50% of such separate return liability. Under certain circumstances, however, such as the Company ceasing to be a member of the Lancer consolidated group or the disallowance by the IRS of the use of Lancer's net operating losses, Lancer no longer would be required to make capital contributions under the Tax Sharing Agreement. See Notes 10 and 14 to the Consolidated Financial Statements for a further discussion of income taxes.

Management Services

Stephen Clough, the Company's President and Chief Executive Officer, has been providing management services to Motor Coach Industries, Inc. ("MCI"), which is controlled and majority-owned by Joseph Littlejohn & Levy Fund III. Tom Sorrells, the Company's former Vice President Business Development, also provided similar services to MCI in the first half of 2001 at the direction of Mr. Clough. Mr. Sorrells resigned from the Company effective June 30, 2001 to become the President and Chief Operating Officer of MCI. Messrs. Levy and Joseph have an interest in MCI. An affiliate of CIBC, in which Mr. Heyer is a general partner, has an equity interest in MCI. See Item 10, "Directors and Executive Officers of the Registrant" and Item 12, "Security Ownership of Certain Beneficial Owners and Management."

Mr. Clough began rendering management services in January 2001 and is continuing to provide them to MCI. MCI is obligated to reimburse the Company for all expenses related to such services, including the salary of, and other compensation to, Mr. Clough (based on the portion of his time spent on MCI). In 2001, MCI paid the Company $0.1 and $0.1 million as reimbursement of the Company's expenses related to the provision of such services by Mr. Clough and, for the first six months of 2001, Mr. Sorrells, respectively.

Other Arrangements with Lancer

From time to time, Lancer incurs legal, accounting and miscellaneous other expenses on behalf of the Company. In fiscal 2001, 2000 and 1999, Lancer incurred reimbursable expenses on the Company's behalf of approximately $0.2, $0.2 and $0.4 million, respectively.

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

(10) (aa)

Second Amendment, dated as of June 12, 2001, an Amended and Restated Loan Agreement, dated as of December 30, 1999 between Fairfield Manufacturing Company, Inc., the financial institutions party as lenders and General Electric Capital Corporation as administrative agent, incorporated by reference from Exhibit 10.1 to the 2001 Third Quarter 10-Q.

(10) (bb)

Third Amendment, dated as of August 14, 2001, an Amended and Restated Loan Agreement, dated as of December 30, 1999 between Fairfield Manufacturing Company, Inc., the financial institutions party as lenders and General Electric Capital Corporation as administrative agent, incorporated by reference from Exhibit 10.2 to the 2001 Third Quarter 10-Q.

(10) (cc)

Fourth Amendment, dated as of March 18, 2002, an Amended and Restated Loan Agreement, dated as of December 30, 1999 between Fairfield Manufacturing Company, Inc., the financial institutions party as lenders and General Electric Capital Corporation as administrative agent.

(21)	Subsidiaries of Fairfield Manufacturing Company, Inc. T-H Licensing, Inc. Fairfield Atlas Limited

(b)	No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2002.

FAIRFIELD MANUFACTURING COMPANY, INC.

By	/s/ Richard A. Bush
Richard A. Bush Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2002.
/s/ Paul S. Levy	/s/ Stephen K. Clough
Paul S. Levy Chairman of the Board, Vice President and Assistant Secretary	Stephen K. Clough Director, President and Chief Executive Officer

/s/ W. B. Lechman	/s/ Andrew R. Heyer
W. B. Lechman Director	Andrew R. Heyer Director

/s/ Leonard Green
Leonard Green Director

FAIRFIELD MANUFACTURING COMPANY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants

To the Board of Directors and Stockholder

of Fairfield Manufacturing Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1, present fairly, in all material respects, the financial position of Fairfield Manufacturing Company, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
March 18, 2002

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(In thousands, except share data)

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$12,817	$16,378
Trade receivables, less allowance of $1,176 in 2001 and 2000	17,488	18,214
Inventory	27,752	29,518
Other current assets	1,155	32
Total current assets	59,212	64,142

Property, plant and equipment, net	65,066	67,831

Other assets:
Excess of investment over net assets acquired, less accumulated amortization of $20,038 and $18,323 in 2001 and 2000, respectively	46,451	48,166
Deferred financing costs, less accumulated amortization of $1,514 and $970 in 2001 and 2000, respectively	2,101	2,550
Total other assets	48,552	50,716

Total assets	$172,830	$182,689

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,526	$8,906
Accrued liabilities	17,803	21,769
Due to parent	2,154	708
Deferred income taxes	1,784	2,013
Total current liabilities	32,267	33,396

Accrued retirement costs	16,423	17,032
Deferred income taxes	1,352	6,823
Long-term debt	118,914	112,575
Minority interest	336	733
Commitments and contingencies (Note 16)

11-1/4% Cumulative exchangeable preferred stock	54,400	48,426

Stockholder's equity (deficit):
Common stock: par value $.01 per share, 10,000,000 shares authorized, 9,117,000 and 9,117,000 issued and outstanding in 2001 and 2000, respectively	91	91
Additional paid-in capital	48,386	48,386
Accumulated deficit	(99,234)	(84,716)
Cumulative translation adjustment	(105)	(57)
Total stockholder's deficit	(50,862)	(36,296)

Total liabilities and stockholder's deficit	$172,830	$182,689

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended December 31, 2001
(In thousands)

	2001	2000	1999

Net sales	$138,285	$161,159	$208,852
Cost of sales	124,482	135,204	164,877
Selling, general and administrative expenses	14,684	13,412	19,245

Operating income (loss)	(881)	12,543	24,730

Interest expense, net	11,215	9,833	11,317
Other (income) expense, net (Note 15)	23	(9,487)	(9,880)

Income (loss) before income taxes and minority interest	(12,119)	12,197	23,293

Provision (benefit) for income taxes	(3,372)	5,307	10,462

	(8,747)	6,890	12,831

Minority interest in net loss of Consolidated subsidiary	396	25	--

Net income (loss) before extraordinary item	(8,351)	6,915	12,831

Loss on early extinguishment of debt, net of tax	--	--	(1,401)

Net income (loss)	$(8,351)	$6,915	$11,430

Preferred stock dividends and discount accretion	(6,167)	(5,817)	(5,817)

Net income (loss) available to common stockholder	$(14,518)	$1,098	$5,613

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
For the Three Years Ended December 31, 2001
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stock- Holder's Equity (Deficit)
Balance, January 1, 1999	$ 85	$42,322	$(91,427)	$ --	$(49,020)
Capital contribution	$2	$3,928	$--	$ --	$3,930
Preferred stock dividends	--	--	(5,625)	--	(5,625)
Preferred stock discount accretion	--	--	(192)	--	(192)
Net income	--	--	11,430	--	11,430
Balance, December 31, 1999	$ 87	$ 46,250	$(85,814)	$ --	$(39,477)
Capital contribution	$ 4	$ 2,136	$ --	$ --	$2,140
Preferred stock dividends	--	--	(5,625)	--	(5,625)
Preferred stock discount accretion	--	--	(192)	--	(192)
Comprehensive income:
Net income	--	--	6,915	--	6,915
Foreign currency translation	--	--	--	(57)	(57)
Total comprehensive income	--	--	6,915	(57)	6,858
Balance, December 31, 2000	$ 91	$ 48,386	$(84,716)	$ (57)	$(36,296)
Capital contribution	$ --	$ --	$ --	$ --	$ --
Preferred stock dividends	--	--	(5,975)	--	(5,975)
Preferred stock discount accretion	--	--	(192)	--	(192)
Comprehensive income:
Net income	--	--	(8,351)	--	(8,351)
Foreign currency translation	--	--	--	(48)	(48)
Total comprehensive income	--	--	(8,351)	(48)	(8,399)
Balance, December 31, 2001	$ 91	$48,386	$(99,234)	$ (105)	$(50,862)

FAIRFIELD MANUFACTURING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Years Ended December 31, 2001
(In thousands)

	2001	2000	1999
Operating Activities:
Net income	$ (8,351)	$ 6,915	$ 11,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,875	13,288	13,252
Minority interest	(397)	(25)	--
Deferred income taxes	(5,700)	76	(747)
Increase (decrease) in accrued retirement costs	(609)	506	248
Increase (decrease) in other long-term liabilities	--	(2,300)	2,300
Loss on early extinguishment of debt	--	--	1,401
Changes in working capital:
Trade receivables	707	1,517	7,704
Inventory	1,724	(6,065)	3,012
Prepaid expenses	(1,128)	3,494	(2,979)
Accounts payable	1,414	(28)	(6,640)
Due to parent	1,446	(42)	268
Accrued liabilities	(4,143)	(4,069)	803

Net cash provided (used) by operating activities	(2,162)	13,267	30,052

Investing Activities:
Additions to property, plant and equipment	(7,862)	(3,908)	(8,810)
Proceeds from involuntary conversion	--	--	(2,903)
Acquisition	--	123	--
Net cash used by investing activities	(7,862)	(3,785)	(11,713)

Financing Activities:
Capital contributions, under tax sharing agreement	--	2,140	3,930
Proceeds from issuance of long-term debt	6,567	2,457	97,750
Repayment of long-term debt	--	(5,604)	(101,150)
Net change in revolving credit facility	--	--	(1,000)
Payment of debt issuance costs/amendment fees	(95)	(70)	--
Premium paid on early retirement of bonds	--	--	(1,427)
Payment of preferred stock dividends	--	(5,625)	(5,625)

Net cash provided (used) by financing activities	6,472	(6,702)	(7,522)

Effect of changes in exchange rates	(9)	(41)	--

Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents	(3,561)	2,739	10,817
Beginning of year	16,378	13,639	2,822

End of year	$ 12,817	$ 16,378	$ 13,639

Supplemental Disclosures:
Cash paid for:
Interest	$ 10,955	$ 10,377	$ 13,560
Federal taxes to parent under tax sharing agreement (Note 10)	708	5,190	8,482
State taxes	565	933	1,304

Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable at end of period	$ 1,081	$ 812	$ 2,319
Preferred stock dividends accrued	1,871	1,677	1,677
Preferred stock dividends paid in kind	5,783	--	--

1. Summary of Significant Accounting Policies

Organization

Fairfield Manufacturing Company, Inc. ("Fairfield") is wholly owned by Lancer Industries Inc. ("Lancer"). Fairfield has one wholly owned subsidiary, T-H Licensing, Inc. ("T-H Licensing"). Through its ownership in T-H Licensing, Fairfield owns a 75.77% majority interest in Fairfield Atlas Limited ("FAL"). Fairfield, T-H Licensing and Lancer are all Delaware corporations, while FAL is organized and operated as a corporation under the laws of India.

Fairfield manufactures high precision custom gears and assemblies and planetary gear systems at its Lafayette, Indiana and Belgaum, India facilities. Customers consist of original equipment manufacturers serving diverse markets which include access platform, mining, rail, on-highway, industrial, agricultural, road rehabilitation, construction, materials handling and forestry. T-H Licensing owns certain intangible assets including various patents and trademarks.

Principles of Consolidation

These consolidated financial statements include the accounts of Fairfield, T-H Licensing and FAL (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

Property, Plant and Equipment, Net

Property, plant and equipment, net are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which range from 15 to 30 years for land improvements, 5 to 40 years for buildings and improvements, and 3 to 15 years for machinery and equipment. Generally, when property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and reserve accounts, respectively. The difference, if any, between the net asset value and the proceeds is charged or credited to income.

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

Excess of Investment Over Net Assets Acquired

Excess of investment cost over net assets acquired is amortized using the straight-line method over 40 years, while excess of investment cost over net assets acquired is amortized using the straight-line method over 20 years with regard to the FAL acquisition. The Company's criteria for periodically evaluating the carrying value of the excess of investment over net assets acquired includes evaluation of products and markets as well as current and expected levels of undiscounted cash flow from operations. The Company has concluded the excess of investment over net assets acquired is not impaired and the products and markets continue to support the assigned lives.

Deferred Financing Costs

Debt issuance costs are being amortized by the use of the effective interest method over the expected term of the related debt agreement.

Translation of Foreign Currencies

The financial statements of FAL, the Company's India operation, are measured in its local currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing from the date of acquisition. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of stockholder's equity.

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

FAS 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, goodwill and indefinite life intangibles be tested for impairment at least annually (or more frequently if impairment indicators arise) and that the amortization period of intangible assets with finite lives no longer be limited to forty years. The Company is currently evaluating the adoption of FAS 142 and its impact on its results of operations and financial position. The unamortized goodwill balance was $46.5 and $48.2 million at December 31, 2001 and 2000, respectively. Goodwill amortization reflected in the Company's financial statements was $1.7, $1.6 and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Investments and Hedging Activities," which requires that a Company record all derivatives at their fair value. The statement also requires that changes in the derivative instruments fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not currently engage in any hedging strategies nor does it have any embedded derivatives within its external agreements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of financial assets held by the Company approximate their carrying value. The fair value of financial liabilities, other than Senior Subordinated Notes ("Notes") and Cumulative Exchangeable Preferred Stock, also approximate their carrying value. The estimated fair value of the Notes and Cumulative Exchangeable Preferred Stock at December 31, 2001 were approximately 47.0% and 20.0% of their carrying value, respectively, based on quoted market prices and recent trades of similar issues.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

2. Concentrations of Risk

The Company grants credit without collateral to most of its customers. Sales to General Electric accounted for approximately 11.6% of the Company's net sales in 2001. Sales to JLG, General Electric and Genie accounted for approximately 12.6%, 10.1% and 10.0% of the Company's net sales in 2000, respectively. Sales to General Electric and JLG accounted for approximately 13.6% and 10.8% of the Company's net sales in 1999. Raw material purchases from The Timken Company represented approximately 10.4% of raw material purchases in 2001, 10.5% in 2000 and 14.2% in 1999. Alternative sources are available to fulfill each of the Company's major raw material requirements.

3. Related Party Transactions

Consulting Agreement

Effective August 1, 1997, W.B. Lechman, former Chairman of the Board, and Director, entered into a consulting agreement (the "Agreement") with the Company. In consideration for services to be rendered under the Agreement, Mr. Lechman received quarterly payments through July 31, 2001 ("the consulting period") totaling $1.0 million. Due to the provisions of the Agreement, the Company recognized the entire $1.0 million as expense in 1997. Beginning January 1, 2002, Mr. Lechman entered into a new consulting agreement with the Company. The compensation under this agreement to Mr. Lechman is $.02 million per year and is renewable annually.

Management Services

Stephen Clough, the Company's President and Chief Executive Officer, has been providing management services to Motor Coach Industries, Inc. ("MCI"), which is controlled and majority-owned by Joseph Littlejohn & Levy Fund III. Tom Sorrells, the Company's former Vice President Business Development, also provided similar services to MCI in the first half of 2001 at the direction of Mr. Clough. Mr. Sorrells resigned from the Company effective June 30, 2001 to become the President and Chief Operating Officer of MCI. Messrs. Levy and Joseph have an interest in MCI. An affiliate of CIBC, in which Mr. Heyer is a general partner, has an equity interest in MCI. See Item 10, "Directors and Executive Officers of the Registrant" and Item 12, "Security Ownership of Certain Beneficial Owners and Management."

Mr. Clough began rendering management services in January 2001 and is continuing to provide them to MCI. MCI is obligated to reimburse the Company for all expenses related to such services, including the salary of, and other compensation to, Mr. Clough (based on the portion of his time spent on MCI). In 2001, MCI paid the Company $0.1 and $0.1 million as reimbursement of the Company's expenses related to the provision of such services by Mr. Clough and, for the first six months of 2001, Mr. Sorrells, respectively.

Other Arrangements with Parent

From time to time, Lancer incurs legal, accounting and miscellaneous other expenses on behalf of the Company. In fiscal 2001, 2000 and 1999, Lancer incurred reimbursable expenses on the Company's behalf of approximately $0.2, $0.2 and $0.4 million, respectively.

4. Acquisition

On October 3, 2000, the Company, through its wholly owned subsidiary T-H Licensing, acquired newly issued shares representing 75.77% of Atlas Gears Limited for $4.5 million. Atlas Gears Limited changed its name to Fairfield Atlas Limited (FAL) in the first quarter of 2001. FAL, headquartered in Mumbai, India with manufacturing facilities located near Belgaum, India, manufactures custom gears primarily for the agricultural, off-road, and light commercial vehicle markets in India. The Company acquired FAL to gain a low cost manufacturing and procurement base.

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

5. Operations by Geographic Area

Revenues, income from operations and total assets by domestic and foreign operations are as follows:

	Sales	Operating Income (Loss)	Assets

U.S. operations	$133,667	$ 46	$163,264
Foreign operations, net of eliminations	4,618	(927)	9,566

Consolidated total	$138,285	$ (881)	$172,830

International sales, as determined by ship to location, accounted for $11,193, $8,752 and $11,879 of the Company's net sales in 2001, 2000 and 1999, respectively, and were primarily to Canada.

Custom gears and assemblies accounted for approximately $79,700, $76,900 and $104,600 of the Company's 2001, 2000 and 1999 net sales, respectively. Planetary gear systems accounted for approximately $58,600, $84,200 and $104,300 of the Company's 2001, 2000 and 1999 net sales, respectively.

6. Inventory

Inventory at December 31, consists of:

	2001	2000

Raw materials	$ 4,259	$ 3,751
Work in process	10,907	12,478
Finished products	12,586	13,337

	27,752	29,566
Less: Excess of FIFO cost over LIFO cost	--	(48)

	$27,752	$29,518

7. Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31, includes the following:

	2001	2000

Land and improvements	$ 1,825	$ 1,765
Buildings and improvements	24,782	23,071
Machinery and equipment	156,941	153,942
	183,548	178,778
Less: Accumulated depreciation	(118,482)	(110,947)

	$ 65,066	$ 67,831

Depreciation expense was $10,604, $11,109 and $11,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

8. Accrued Liabilities

Accrued liabilities at December 31, are as follows:

	2001	2000

Compensation and employee benefits	$ 4,616	$ 5,982
Accrued retirement and post-employment	2,577	3,671
Interest payable	2,448	2,163
Accrued preferred stock dividends	1,871	1,677
Other	6,291	8,276

	$17,803	$21,769

9. Employee Benefit Plans

The following table presents information in regard to the Company's domestic defined benefit plans.

	Pension Benefits		Other Postretirement Benefits
	2001	2000	2001	2000
Change in benefit obligation
Benefit obligation at beginning of year	$50,396	$49,736	$11,171	$10,830
Service cost	1,853	2,062	437	435
Interest cost	3,763	3,656	845	801
Participant contributions	--	--	563	343
Amendments	492	512	--	--
Actuarial loss (gain)	2,718	(3,517)	1,043	109
Benefits paid	(2,358)	(2,053)	(1,636)	(1,347)

Benefit obligation at end of year	56,864	50,396	12,423	11,171

Change in plan assets
Fair value of plan assets at beginning of year	45,343	38,615	--	--
Actual return on plan assets	(3,334)	6,285	--	--
Company contribution	3,526	2,496	1,073	1,004
Participant contributions	--	--	563	343
Benefits paid	(2,358)	(2,053)	(1,636)	(1,347)

Fair value of plan assets at end of year	43,177	45,343	--	--

Funded status	(13,688)	(5,053)	(12,423)	(11,171)
Unrecognized actuarial loss (gain)	2,741	(7,536)	3,900	3,038
Unrecognized prior service cost (benefit)	2,502	2,290	61	8
Contribution during fourth quarter	333	--	--	--
Accrued benefit	$(8,112)	$(10,299)	$(8,462)	$(8,125)

Weighted average assumptions as of December 31:
Discount rate	7.25%	7.75%	7.25%	7.75%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%

Other postretirement benefits provided by the Company include limited health care and life insurance benefits for certain retired employees. The health care cost trend rate is not a factor in the calculation of the other postretirement benefit obligation as the plan limits per capita benefits to a fixed level. Claims in excess of this amount are the responsibility of the retiree.

	Pension Benefits			Other Postretirement Benefits
Components of net periodic benefit cost:	2001	2000	1999	2001	2000	1999
Service cost	$1,853	$2,062	$2,024	$ 437	$435	$490
Interest cost	3,763	3,656	3,261	845	801	726
Expected return on plan assets	(4,063)	(3,620)	(3,309)	--	--	--
Recognized actuarial loss	(162)	--	--	181	196	282
Amortization of prior service cost (benefit)	280	280	243	(53)	(53)	(53)

Net periodic benefit cost	$1,671	$2,378	$2,219	$1,410	$1,379	$1,445

As discussed above, healthcare benefits provided by the Company are set at a fixed per capita amount. Consequently, changes in health care rates have no effect on the other postretirement benefit obligation, service cost or interest cost.

The Company has a contributory defined contribution savings plan which covers all of its eligible employees. Eligibility in the plan is obtained the month following hire with no minimum age requirement. A participant may make a basic contribution to the plan ranging from 2% to 6% of the participant's salary and a supplemental contribution of 2%, 4%, or 6% of the participant's salary. The Company matches 70% of the participant's basic contribution. Expense recognized each of the years ended December 31, 2001, 2000 and 1999 was $1,294, $1,417 and $1,529, respectively.

The Company provides postemployment benefits to certain former and inactive employees. Net periodic postemployment benefit cost for years ended December 31, included the following components:

	2001	2000	1999

Service cost	$137	$153	$168
Interest cost	170	195	184
Amortization of unrecognized losses	--	17	24

	$307	$365	$376

The recorded liabilities for these postemployment benefits, none of which have been funded, are $2,427 and $2,279 at December 31, 2001 and 2000, respectively.

The Company maintains a separate plan for its foreign operations. The costs associated with maintaining the foreign plan were insignificant for the year ended December 2001.

10. Income Taxes

The Company files separate state income tax returns and is included in the domestic consolidated federal income tax return of its parent company, Lancer. The Company will file a separate stand-alone income tax return for its India operations, and as such, the India operations are excluded from the Tax Sharing Agreement. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its federal income tax liability on a separate return basis.

The expense equivalent to provision for income taxes in each of the three years in the period ended December 31, consists of:

	2001	2000	1999

Current, principally federal	$ (378)	$5,231	$11,209
Deferred, principally federal	(2,994)	76	(747)
Provision for income taxes	$(3,372)	$5,307	$10,462

Tax benefit of extraordinary loss	$ --	$ --	$ (931)

The expense equivalent to provision for income taxes for 2001, 2000 and 1999 results principally from current year operating results.

A reconciliation of the expected expense equivalent to provision for income taxes at the statutory federal income tax rate and the actual tax provision each of the three years ended December 31, is as follows:

	2001	2000	1999

Tax provision at 35% statutory rate	$ (3,606)	$ 4,314	$ 8,153
State taxes, net of federal	(652)	323	1,106
Non-deductible amortization of excess of investment over net assets acquired	562	563	555
Provision for tax contingencies	165	87	683
Other, net	159	20	(35)
Provision for income taxes	$(3,372)	$5,307	$10,462

Effective Rate	27.8%	43.5%	44.9%

Deferred income taxes applicable to temporary differences at December 31, 2001 and 2000 are as follows:

	2001	2000
Assets:
Employee benefits	$ 9,164	$ 9,958
Accretion of bond discount	4,641	--
Net operating loss	112	--
Gross deferred tax assets	13,917	9,958

Liabilities:
Inventory basis difference	(4,170)	(4,597)
Property, plant and equipment basis difference	(11,203)	(12,846)
Other, net	(1,680)	(1,351)
Gross deferred tax liabilities	(17,053)	(18,794)

Net deferred tax liability	$ (3,136)	$ (8,836)

Under the Tax Sharing Agreement between the Company and Lancer, the Company is required to pay Lancer an amount equal to the Company's current federal income tax liability calculated on a separate return basis. The Company does not consider the beneficial effect of operating losses originating in previous years in the determination of its obligations to Lancer under the Tax Sharing Agreement.

To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Lancer made capital contributions to the Company pursuant to this agreement of $0, $2,140, and $3,930 during 2001, 2000 and 1999, respectively. The Company issued common stock to Lancer in recognition of the capital contributions in 2000 and 1999 (but none in 2001) (see Note 14).

The Company has certain federal net operating loss carryforwards of approximately $117 and $165,000 at December 31, 2001 and 2000, respectively, from its merger with First Colony Farms, Inc. which began expiring in 2001. These carryforwards are subject to limitations imposed by the Internal Revenue Code. At December 31, 2001 and 2000, these carryforwards have been fully reduced by a valuation allowance.

11. Incentive Plan for Senior Management

The Company has established an Incentive Plan for Senior Management (the "Plan") to provide incentive compensation for the Company's executive officers designated by the Board. Under the Plan, the Board grants Performance Units, at its discretion, to the Company's executive officers, and such Performance Units may vest in six equal annual installments on the last day of each of the six fiscal years of the Company beginning with the year ended December 31, 1998. Under the Plan, the holders of the Performance Units are entitled to share in the increase of the Company's equity value in the event the Performance Units vest. The Plan terminates after redemption and satisfaction of all then outstanding Performance Units at December 31, 2003 or upon a change of control. The non-cash provision under this Plan was $0 in 2001, ($2,300) in 2000 and $2,300 in 1999, respectively.

12. Long-Term Debt

Long-term debt consists of the following at December 31:

	2001	2000
FAL Senior Term Loan, due June 30, 2005 Rate at December 31, 2001: 13.60%	$ 8,914	$ 2,575

Senior Term Loan, due July 1, 2005 Rate at December 31, 2001: 4.43%	10,000	10,000

Senior Subordinated Notes, 9.625%, Due October 15, 2008	100,000	100,000
Total debt	118,914	112,575

Less: Current maturities	--	--

Total long-term debt	$118,914	$112,575

Credit Facilities

The Company has a Credit Facility provided to it by General Electric Capital Corporation ("GE Capital"). Under the Credit Facility, the Company has $10.0 million of term loans outstanding at December 31, 2001. In addition, the Credit Facility provides for $20.0 million of revolving loans to the Company, including up to $2.0 million under a letter of credit subfacility, subject to borrowing base availability. At December 31, 2001, the Company has $16.8 million of availability under the revolver. The Company has the option of increasing the revolver availability by up to $10.0 million, subject to the satisfaction of certain conditions. Also, the Company may incur up to an additional $12.0 million of loans under the Credit Facility in the event it is required, under its guarantee, to repay GE Capital any loans made by GE Capital to FAL (see below). Commitments under the revolver terminate on July 1, 2005. The $10.0 million of term loans currently outstanding are payable in a single principal payment on July 1, 2005.

In connection with the FAL acquisition in 2000, GE Capital extended a Credit Facility to FAL in India and, in June 2001, agreed to allow FAL to obtain multiple disbursements term loans and a working capital facility. Pursuant to the Credit Facilities, FAL is allowed to borrow up to $12.0 million, all of which borrowings are guaranteed by the Company. As of December 31, 2001, FAL has approximately $8.9 million of loans outstanding.

At June 30, 2001, the Company was in default of a financial covenant in its senior debt agreement. The senior lender waived such default, and, in connection with such waiver, the Company and its senior lender entered into an amendment to its Credit Facility on August 14, 2001, principally to adjust the financial covenants. In connection with the amendment, the interest rates on the Company's borrowings under the Credit Facility were increased, and a $7.0 million block was made against the Company's borrowing base, reducing the Company's revolver availability.

Indebtedness under the Credit Facility is collateralized by a pledge of the Company's common stock owned by Lancer and a lien on, and security interest in, substantially all of the Company's assets, including, without limitation, all capital stock of subsidiaries, real estate, equipment, inventory, accounts receivable and cash. The Credit Facility contains certain restrictive covenants limiting among other things, additional debt, additional liens, transactions with affiliates, mergers and consolidations, liquidations and dissolutions, sales of assets, dividends, capital expenditures, sales and leaseback transactions, operating leases, investments, loans and advances, prepayment and modification of debt instruments, the taking or the failure to take, certain actions with respect to the Tax Sharing Agreement and other matters customarily restricted in such agreements. The Credit Facility also requires that the Company maintain compliance with certain specified financial ratios and tests including ratios with respect to fixed charges, interest coverage and working capital. In addition, the Credit Facility contains certain customary affirmative covenants and events of default. If the Company fails to satisfy its financial and other covenants in its Credit Facility, the senior lender may accelerate the Company's obligations, in which case all loans under the Credit Facility would be immediately due and payable. If the senior lender so accelerates its loans, the Company's Senior Subordinated Notes and the Exchangeable Preferred Stock (described below) would also be immediately due and payable.

9-5/8% Senior Subordinated Notes due 2008

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

The future maturities of long-term debt at December 31, 2001 are as follows:

2002	$ --
2003	--
2004	--
2005	18,914
2006	--
Thereafter	100,000

$118,914

The Company and its affiliates, including Lancer, may from time to time, purchase in open-market transactions the 9-5/8% Senior Subordinated Notes due 2008 and/or the 11-1/4% Cumulative Exchangeable Preferred Stock. Under certain conditions, such transactions can be deemed a taxable event.

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

14. Stockholder's Equity

Issuance of Common Stock

The Company issued 166,000, 120,000, 103,000 and 37,000 additional shares of its common stock on March 31, June 30, September 30, and December 31, 2000, respectively, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement (see Item 13, "Certain Relationships and Related Transactions"). No shares were issued in 2001 due to the Company's losses.

  Other Income Non-recurring Item

In June 1999, the Company experienced a fire at its manufacturing plant in Lafayette, Indiana. The fire damaged a portion of the facility and some of its equipment. By January 2000, the Company had restored its physical capabilities to the same level as before the fire. The damages of the fire, including the costs of clean-up and business interruption, were covered by insurance and, during the quarter ended June 30, 2000, the Company and its insurance carrier agreed to a final settlement of the resulting claims.

Direct costs associated with the clean-up and repair portion of the claim were $8.9 million, all of which was reimbursed by the insurance carrier by the third quarter of 2000. The business interruption portion of the claim was $16.5 million, all of which was reimbursed by the insurance carrier by the third quarter of 2000.

Prior to final settlement with its insurance carrier, the Company had determined its minimum probable recovery for business interruption at the end of each quarter and had recorded those amounts as other income. The amounts recorded by quarter are as follows: June 30, 1999 - $1.0 million, September 30, 1999 - $3.3 million, December 31, 1999 - $2.7 million and March 31, 2000 - $3.0 million. The Company recognized an additional $6.5 million of business interruption insurance recovery during the second quarter of 2000 in conjunction with the final settlement of business interruption losses.

16. Commitments and Contingencies

Litigation

The Company is a party to routine litigation incidental to the conduct of its business, much of which is covered by insurance and none of which is expected to have a material adverse effect on the Company.

Operating Leases

The Company is obligated to make payments under noncancellable operating leases expiring at various dates through 2006.

Future minimum payments by year under operating leases consist of the following at

December 31, 2001:

Year	Minimum Rental

2002	$ 2,487
2003	1,800
2004	1,254
2005	306
2006	23

$ 5,870

Rental expense for the years ended December 31, 2001, 2000 and 1999 was $1,722, $971 and $543, respectively.

17. Subsequent Events

Litigation

On or about February 26, 2002, Peter Joseph, a director and Vice President of the Company, commenced a lawsuit against the Company, the Company's sole shareholder, Lancer, and Paul Levy (also a director, Chairman of the Board and Vice President of the Company) in the Delaware Chancery court, challenging certain corporate actions by Lancer and the Company. Both Messrs. Levy and Joseph are also directors, officers and shareholders of Lancer. The Company does not expect that the lawsuit will have a material adverse effect on the Company.

On or about March 8, 2002, Kaydon Corporation ("Kaydon") commenced a lawsuit against the Company and several of the Company's employees who were formerly employed by Kaydon. Kaydon alleges that the Company and certain of its employees have appropriated Kaydon trade secrets, induced Kaydon employees to leave their employment at Kaydon, and are now competing with Kaydon unfairly. The Company believes that the lawsuit is without merit and does not expect it to have a material adverse effect on the Company.

Exchangeable Preferred Stock Dividend

The Company elected to pay the March 15, 2002 Exchangeable Preferred Stock dividend in kind and, in connection therewith, issued 3,137.8 shares of Exchangeable Preferred Stock to the holders of record as of March 1, 2002.

Credit Facility Amendment

The Company and its senior lender entered into an amendment to its Credit Facility on March 18, 2002 to adjust the financial covenants for the quarter ending December 31, 2002. In accordance with the amendment, one of the financial covenants has been revised to include two performance measurements for the quarter ending December 31, 2002. If the higher measurement is not achieved, the block against the Company's borrowing base will be increased from $7.0 million to $10.0 million, further reducing the Company's revolver availability.

FAIRFIELD MANUFACTURING COMPANY, INC.
Schedule II - Valuation and Qualifying Accounts and Reserves
For the Three Years Ended December 31, 2001
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other Accounts	Deductions	Balance at End of Period

2001
Allowance for doubtful accounts	$1,176	$ --	$ --	$ --	$1,176

2000
Allowance for doubtful accounts	$ 700	$100	$376 (1)	$ --	$1,176

1999
Allowance for doubtful accounts	$ 700	$232	$ --	$(232)	$ 700

(1) FAL acquisition