Form 10-Q
period 2002-03-31
FAIRFIELD MANUFACTURING CO INC
filed 2002-05-03
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2002

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

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2002 is as follows:

9,117,000 shares of Common Stock

FAIRFIELD MANUFACTURING COMPANY, INC. Form 10-Q March 31, 2002

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2002	2001
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$11,097	$12,817
Trade receivables, less allowance of $1, 214 and $1,176 in 2002 and 2001, respectively	20,569	17,488
Inventory	29,003	27,752
Other current assets	1,160	1,155
Total current assets	61,829	59,212

Property, plant and equipment, net of accumulated depreciation of $120,069 and $118,482 in 2002 and 2001, respectively	65,237	65,066

Other assets:
Excess of investment over net assets acquired	46,451	46,451
Deferred financing costs, less accumulated amortization of $1,637 and $1,514 in 2002 and 2001, respectively	1,992	2,101
Total other assets	48,443	48,552

Total assets	$175,509	$172,830

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,710	$10,526
Due to parent	2,154	2,154
Accrued liabilities	18,942	17,803
Deferred income taxes	1,146	1,784
Total current liabilities	35,952	32,267

Accrued retirement costs	15,914	16,423
Deferred income taxes	1,317	1,352

Long-term debt	119,703	118,914
Minority interest	195	336
Commitments and contingencies
11-1/4% Cumulative exchangeable preferred stock	57,586	54,400

Stockholder's equity (deficit):
Common stock: par value $.01 per share, 10,000,000 shares authorized, 9,117,000 issued and outstanding	91	91
Additional paid-in capital	48,386	48,386
Accumulated deficit	(103,518)	(99,234)
Cumulative translation adjustment	(117)	(105)
Total stockholder's deficit	(55,158)	(50,862)

Total liabilities and stockholder's deficit	$175,509	$172,830

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31
(In thousands)
(Unaudited)

	2002	2001

Net sales	$34,978	$39,796
Cost of sales	32,639	34,018
Selling, general and administrative expenses	3,346	3,765
Operating income (loss)	(1,007)	2,013

Interest expense, net	2,959	2,697
Other expense, net	13	4
Loss before income taxes	(3,979)	(688)

Provision for income taxes (benefit)	(1,188)	(262)
Minority interest in net loss of consolidated subsidiary	(142)	(13)
Net loss	$(2,649)	$(413)

Preferred stock dividends and discount accretion	(1,635)	(1,468)
Net loss available to common stockholder	$(4,284)	$(1,881)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
For the Three Months Ended March 31, 2002
(In thousands)
(Unaudited)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stock- Holder's Equity (Deficit)
Balance, December 31, 2001	$91	$48,386	$(99,234)	$(105)	$(50,862)
Preferred stock dividends	--	--	(1,587)	--	(1,587)
Preferred stock discount accretion	--	--	(48)	--	(48)
Comprehensive income:
Net loss	--	--	(2,649)	--	(2,649)
Foreign currency translation	--	--	--	(12)	(12)
Total comprehensive income	--	--	(2,649)	(12)	(2,661)
Balance, March 31, 2002	$91	$48,386	$(103,518)	$(117)	$(55,158)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31
(In thousands)
(Unaudited)

	2002	2001
Operating Activities:
Net loss	$(2,649)	$(413)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,516	3,539
Minority interest	(142)	(13)
Deferred income taxes	(673)	(233)
Accrued retirement costs	(509)	(1,729)
Changes in working capital:
Trade receivables	(3,091)	(3,578)
Inventory	(1,271)	(1,076)
Other current assets	(7)	(242)
Accounts payable	1,770	1,374
Due to parent	--	(708)
Accrued liabilities	2,699	474

Net cash provided (used) by operating activities	(1,357)	(2,605)

Investing Activities:
Additions to property, plant and equipment, net	(1,226)	(1,361)

Net cash used by investing activities	(1,226)	1,361)

Financing Activities:
Proceeds from issuance of long-term debt	873	1,331

Net cash provided by financing activities	873	1,331

Effect of changes in exchange rates	(10)	(1)

Cash and Cash Equivalents:
Decrease in cash and cash equivalents	(1,720)	(2,636)
Beginning of period	12,817	16,378

End of period	$11,097	$13,742

Supplemental Disclosures:
Cash paid for:
Interest	$415	$230
Federal taxes to parent under tax sharing agreement (Note 2)	--	708
State taxes	15	--

Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable at end of period	$2,544	$750
Preferred stock dividends accrued	320	278
Preferred stock dividends paid in kind	3,138	2,813

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
Notes to Consolidated Financial Statements
(In thousands, except share data)
(Unaudited)

1.	Interim Financial Information

The accompanying consolidated financial statements have been prepared by Fairfield Manufacturing Company, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001.

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company's financial position at March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. However, interim financial results are not necessarily indicative of the results for a full year. Certain prior year information has been reclassified to conform to current year presentation.

2.	Parent Company of Registrant

The Company is wholly-owned by Lancer Industries Inc. ("Lancer").

The Company is included in the consolidated federal income tax return of Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its current federal income tax liability on a separate return basis and pay that amount to Lancer. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Due to a pretax loss during the first three months of 2002 and 2001, Lancer did not make any capital contributions pursuant to the Tax Sharing Agreement.

3.	Inventory

Inventory, which is valued at the lower of last-in, first-out (LIFO) cost or market, consists of the following:

	March 31, 2002	December 31, 2001
Raw materials	$4,561	$4,259
Work in process	11,423	10,907
Finished products	13,019	12,586
Total	$29,003	$27,752

4.	Operations by Geographic Area

Revenues, income from operations and total assets, net of eliminations, by domestic and foreign operations as of and for the three months ended March 31, 2002 are as follows:

	Sales	Loss from Operations	Assets
U.S. operations	$33,796	$(809)	$162,127
Foreign operations	1,182	(198)	13,382

Consolidated total	$34,978	$(1,007)	$175,509

5.	Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations, " and No. 142, "Goodwill and Other Intangible Assets."

SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The Company believes that the adoption of SFAS 141 will have no impact on its results of operations and financial position.

SFAS 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, goodwill and indefinite life intangibles be tested for impairment at least annually (or more frequently if impairment indicators arise) and that the amortization period of intangible assets with finite lives no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company adopted SFAS 142 beginning with the first quarter of fiscal year 2002. Accordingly, the Company has ceased amortization of all goodwill as of January 1, 2002. Goodwill amortization for the three months ended March 31, 2001 was $0.4 million. Intangible assets with finite lives will continue to be amortized over their useful lives.

Under SFAS 142, the impairment test for goodwill requires a two step process. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves the fair value of the reporting unit being allocated to each asset and liability with the excess being implied goodwill. The impairment loss is the amount by which the recorded goodwill exceeds the implied goodwill. The Company is required to complete a "transitional" impairment test for goodwill as of the beginning of the fiscal year in which the statement is adopted. This transitional impairment test requires that the Company complete step one of the goodwill impairment test within six months from the date of initial adoption, or June 30, 2002. The Company plans to complete the transitional impairment test in the second quarter of 2002.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement creates one accounting model, based on the framework established in SFAS 121, to be applied to all long-lived assets including discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

6.	Credit Facility Amendment

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

7.	Exchangeable Preferred Stock Dividend

The Company elected to pay the March 15, 2002 Exchangeable Preferred Stock dividend in kind and, in connection therewith, issued 3,137.8 shares of Exchangeable Preferred Stock to the holders of record as of March 1, 2002.

8.	Legal Proceedings

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

On or about March 8, 2002, Kaydon Corporation ("Kaydon") commenced a lawsuit against the Company and several of the Company's employees who were formerly employed by Kaydon. Kaydon alleges that the Company and certain of its employees have appropriated Kaydon trade secrets, induced Kaydon employees to leave their employment at Kaydon, and are now competing with Kaydon unfairly. On March 14, 2002, the Ann Arbor court rejected Kaydon's motion for an injunction against the Company.  The court ruled that Kaydon had not established any of the requirements for an injunction, and that Kaydon had failed to establish it was likely to succeed on the merits of its allegations. The Company believes that the lawsuit is without merit and does not expect it to have a material adverse effect on the Company.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations, " and No. 142, "Goodwill and Other Intangible Assets."

SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The Company believes that the adoption of SFAS 141 will have no impact on its results of operations and financial position.

SFAS 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, goodwill and indefinite life intangibles be tested for impairment at least annually (or more frequently if impairment indicators arise) and that the amortization period of intangible assets with finite lives no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company adopted SFAS 142 beginning with the first quarter of fiscal year 2002. Accordingly, the Company has ceased amortization of all goodwill as of January 1, 2002. Goodwill amortization for the three months ended March 31, 2001 was $0.4 million. Intangible assets with finite lives will continue to be amortized over their useful lives.

Under SFAS 142, the impairment test for goodwill requires a two step process. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves the fair value of the reporting unit being allocated to each asset and liability with the excess being implied goodwill. The impairment loss is the amount by which the recorded goodwill exceeds the implied goodwill. The Company is required to complete a "transitional" impairment test for goodwill as of the beginning of the fiscal year in which the statement is adopted. This transitional impairment test requires that the Company complete step one of the goodwill impairment test within six months from the date of initial adoption, or June 30, 2002. The Company plans to complete the transitional impairment test in the second quarter of 2002.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement creates one accounting model, based on the framework established in SFAS 121, to be applied to all long-lived assets including discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

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

Legal Proceedings

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

On or about March 8, 2002, Kaydon Corporation ("Kaydon") commenced a lawsuit against the Company and several of the Company's employees who were formerly employed by Kaydon. Kaydon alleges that the Company and certain of its employees have appropriated Kaydon trade secrets, induced Kaydon employees to leave their employment at Kaydon, and are now competing with Kaydon unfairly. On March 14, 2002, the Ann Arbor court rejected Kaydon's motion for an injunction against the Company.  The court ruled that Kaydon had not established any of the requirements for an injunction, and that Kaydon had failed to establish it was likely to succeed on the merits of its allegations. The Company believes that the lawsuit is without merit and does not expect it to have a material adverse effect on the Company.

Results of Operations

The Company's net sales and profits have been adversely affected by the general slowdown in the economy and the recent recession, as well as a result of pricing pressure from foreign competitors, principally due to the strong U.S. dollar. This decrease in sales and profits has strained the Company's liquidity and capital resources, and the present market conditions are expected to continue for the foreseeable future.

Net sales for the three months ended March 31, 2002 were $35.0 million, a decrease of $4.8 million, or 12.1%, from the same period in 2001. The decrease in sales for the three months ended March 31, 2002 compared to the same period in 2001 was primarily driven by a substantial decline in the access platform market. Although the on-highway market continues to remain depressed, the Company has new programs in this market resulting in higher on-highway sales during the current quarter versus the same quarter in 2001. The Company experienced a slight recovery in the industrial and agriculture markets through the first quarter of 2002. Rail and mining markets for 2002 are flat with 2001. The Company believes that the downturn in several of its core markets is a direct result of the slowdown in the U.S. economy, tight lending and capital policies, and pricing pressure from foreign competition, principally due to the strong U.S. dollar. In addition, while the Company continues to execute its expansion plans at Fairfield Atlas Limited to gain access to new markets and to develop a low cost manufacturing and procurement base for certain products, those operations are growing slower than anticipated and recent world and regional events will likely delay and/or further disrupt the expansion plans. Continuation of the FAL expansion plans requires further capital resources.

Cost of sales for the three months ended March 31, 2002 decreased by $1.4 million to $32.6 million compared to $34.0 million for the same period in 2001. Cost of sales as a percentage of net sales increased 7.8% to 93.3% on account of production inefficiencies due to lower sales volume, unfavorable product mix and continued pricing pressure.

Selling, general and administrative expenses ("SG&A") were $3.3 million, or 9.6% of net sales, for the three months ended March 31, 2002, compared to $3.8 million, or 9.5% of net sales for the same period in 2001. The decrease in SG&A expenses reflects the fact that goodwill is no longer amortized under FAS 142. Goodwill amortization for the three months ended March 31, 2001 was $0.4 million.

Income (loss) from operations for the three months ended March 31, 2002 decreased to $(1.0) million, or (2.9)% of net sales, compared to operating income of $2.0 million, or 5.1% of net sales, for the comparable 2001 period. The reduction in earnings is directly attributed to the lower sales volume, production inefficiencies and pricing pressure.

Interest expense, net in the first quarter of 2002 increased to $3.0 million from $2.7 million for the first quarter of 2001. The increase reflects higher average debt outstanding and a lower level of short-term investments during the first quarter of 2002 versus the first quarter of 2001.

Liquidity and Capital Resources

The Company has the ability to obtain short-term borrowings under its credit agreement, which is described in Note 12 to the Company's 2001 consolidated financial statements included in the Annual Report on Form 10-K, to meet liquidity requirements. Availability under the Company's revolver has not materially changed since December 31, 2001. Net cash used by operations for the three months ended March 31, 2002 was $(1.4) million, an increase in cash flows from operations of $1.2 million compared with the same period in 2001 when net cash used by operations was $(2.6) million. Net cash used by operations in 2002 benefited by increases in accounts payable and accrued liabilities during the first quarter of 2002 compared to the same quarter of 2001. Working capital less cash at March 31, 2002 increased to $14.8 million from $14.1 million at December 31, 2001 reflecting slower inventory turns and a higher investment in accounts receivable relative to sales, partially offset by an increase in accounts payable and accrued liabilities.

Capital expenditures for manufacturing equipment, machine tools, and building improvements totaled $1.2 million and $1.4 million during the three months of 2002 and 2001, respectively, exclusive of $2.5 million and $0.8 million in 2002 and 2001, respectively, which was funded by accounts payable. Capital expenditures for 2002 have been primarily related to the expansion of Fairfield Atlas Limited whereas expenditures in 2001 were primarily for replacement equipment. The FAL expansion is not yet complete and will require further capital expenditures. It is anticipated that the expansion will be completed by the end of 2002.

Net cash provided by financing activities was $0.9 million during the first quarter of 2002 compared to net cash provided of $1.3 million during the first quarter of 2001. The Company elected to pay the March 15, 2002 Exchangeable Preferred Stock dividend in kind and, in connection therewith, issued 3,137.8 shares of Exchangeable Preferred Stock to the holders of record as of March 1, 2002. The additional proceeds from issuance of long-term debt relates to additional term loans used to finance the Fairfield Atlas Limited expansion and operations.

Information Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not simply statements of historical fact (such as when the Company describes what it believes, expects or anticipates will occur, and other similar statements), may not be correct, even though the Company currently believes they are reasonable. The Company does not guarantee that the transactions and events described in this report will happen as described (or that they will happen at all). The Company's actual results could differ materially from those set forth in the forward-looking statements.  This report should be read completely and with the understanding that actual future results may be materially different from what the Company expects. The Company will not update these forward-looking statements, even though its situation will change in the future. Some of the factors that might cause such a difference include those discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Information Concerning Forward-Looking Statements" contained in the Company's Form 10-K for the year ended December 31, 2001.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not own any interest in derivative financial or commodity instruments as of March 31, 2002. The effect of reasonably possible market movements in interest rates is not expected to have a material impact on the Company's future cash flows or earnings.

PART II	- OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 8 to the Notes to Consolidated Financial Statements set forth elsewhere in this Report is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8K

(b)	No reports 8-K were filed during the period covered by this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 3, 2002.

FAIRFIELD MANUFACTURING COMPANY, INC.

By	/s/ Richard A. Bush
Richard A. Bush Vice President and Chief Financial Officer