Form 10-Q
period 2002-06-30
FAIRFIELD MANUFACTURING CO INC
filed 2002-09-11
CIK 904543

3: SECURITIES AND EXCHANGE COMMISSION
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2002

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

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2002 is as follows:

9,117,000 shares of Common Stock

FAIRFIELD MANUFACTURING COMPANY, INC. Form 10-Q June 30, 2002

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2002	2001
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,117	$12,817
Trade receivables, less allowance of $1,270 and $1,176 in 2002 and 2001, respectively	23,808	17,488
Inventory	27,546	27,752
Other current assets	695	1,155
Total current assets	58,166	59,212

Property, plant and equipment, net of accumulated depreciation of $122,530 and $118,482 in 2002 and 2001, respectively	63,284	65,066

Other assets:
Excess of investment over net assets acquired	--	46,451
Deferred financing costs, less accumulated amortization of $1,760 and $1,514 in 2002 and 2001, respectively	1,869	2,101
Total other assets	1,869	48,552

Total assets	$123,319	$172,830

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,258	$10,526
Due to parent	2,154	2,154
Accrued liabilities	16,447	17,803
Deferred income taxes	715	1,784
Total current liabilities	32,574	32,267

Accrued retirement costs	16,509	16,423
Deferred income taxes	1,295	1,352

Long-term debt	120,469	118,914
Minority interest	60	336
Commitments and contingencies
11-1/4% Cumulative exchangeable preferred stock	57,634	54,400

Stockholder's equity (deficit):
Common stock: par value $.01 per share, 10,000,000 shares authorized, 9,117,000 issued and outstanding	91	91
Additional paid-in capital	48,386	48,386
Accumulated deficit	(153,580)	(99,234)
Cumulative translation adjustment	(119)	(105)
Total stockholder's deficit	(105,222)	(50,862)

Total liabilities and stockholder's deficit	$123,319	$172,830

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net sales	$42,148	$32,730	$77,126	$72,526
Cost of sales	38,576	30,726	71,214	64,744
Selling, general and administrative expenses	3,517	3,728	6,864	7,493
Operating income (loss)	55	(1,724)	(952)	289

Interest expense, net	2,872	2,775	5,831	5,472
Other expense, net	25	15	38	19
Loss before income taxes	(2,842)	(4,514)	(6,821)	(5,202)

Provision (benefit) for income taxes	(801)	(1,408)	(1,989)	(1,670)
Minority interest in net loss of consolidated subsidiary	(135)	(83)	(277)	(96)
Net loss before effect of change in accounting principle	(1,906)	(3,023)	(4,555)	(3,436)

Effect of change in accounting principle	--	--	(46,451)	--

Net loss	(1,906)	(3,023)	(51,006)	(3,436)

Preferred stock dividends and discount accretion	(1,705)	(1,532)	(3,340)	(3,000)
Net loss available to common stockholder	$(3,611)	$(4,555)	$(54,346)	$(6,436)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
For the Six Months Ended June 30, 2002
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stock- Holder's Equity (Deficit)
Balance, December 31, 2001	$91	$48,386	$(99,234)	$(105)	$(50,862)
Preferred stock dividends	--	--	(3,244)	--	(3,244)
Preferred stock discount accretion	--	--	(96)	--	(96)
Comprehensive income:
Net loss	--	--	(51,006)	--	(51,006)
Foreign currency translation	--	--	--	(14)	(14)
Total comprehensive income	--	--	(51,006)	(14)	(51,020)
Balance, June 30, 2002	$91	$48,386	$(153,580)	$(119)	$(105,222)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30
(In thousands)
(Unaudited)

	2002	2001
Operating Activities:
Net loss	$(51,006)	$(3,436)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,108	7,207
Change in accounting for goodwill	46,451	--
Minority interest	(277)	(96)
Deferred income taxes	(1,126)	(964)
Accrued retirement costs	86	(1,008)
Changes in working capital:
Trade receivables	(6,334)	(1,642)
Inventory	179	1,052
Other current assets	457	(419)
Accounts payable	2,044	8
Due to parent	--	(708)
Accrued liabilities	(1,451)	(4,086)

Net cash used by operating activities	(5,869)	(4,092)

Investing Activities:
Additions to property, plant and equipment, net	(2,542)	(4,148)

Net cash used by investing activities	(2,542)	(4,148)

Financing Activities:
Proceeds from issuance of long-term debt	1,721	3,230

Net cash provided by financing activities	1,721	3,230

Effect of changes in exchange rates	(10)	(2)

Cash and Cash Equivalents:
Decrease in cash and cash equivalents	(6,700)	(5,012)
Beginning of period	12,817	16,378

End of period	$6,117	$11,366

Supplemental Disclosures:
Cash paid for:
Interest	$5,716	$5,253
Federal taxes to parent under tax sharing agreement (Note 2)	--	708
State taxes paid	76	31

Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable at end of period	$1,840	$381
Preferred stock dividends accrued	1,977	1,771
Preferred stock dividends paid in kind	3,138	2,813

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company's financial position at June 30, 2002 and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. However, interim financial results are not necessarily indicative of the results for a full year. Certain prior year information has been reclassified to conform to current year presentation.

As discussed in Note 5, the Company completed the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" during the second quarter of 2002. In accordance with this standard, the Company's first quarter 2002 results have been restated to reflect the effect of change in accounting principle.

2.	Parent Company of Registrant

The Company is wholly-owned by Lancer Industries Inc. ("Lancer").

The Company is included in the consolidated federal income tax return of Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its current federal income tax liability on a separate return basis and pay that amount to Lancer. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Due to a pretax loss during the first six months of 2002 and 2001, Lancer did not make any capital contributions pursuant to the Tax Sharing Agreement.

3.	Inventory

Inventory, which is valued at the lower of last-in, first-out (LIFO) cost or market, consists of the following:

	June 30, 2002	December 31, 2001
Raw materials	$4,812	$4,259
Work in process	10,043	10,907
Finished goods	12,691	12,586

Total	$27,546	$27,752

4.	Operations by Geographic Area

Revenues, loss from operations and total assets, net of eliminations, by domestic and foreign operations as of and for the six months ended June 30, 2002, are as follows:

	Sales	Loss from Operations	Assets
U.S. operations	$74,517	$(570)	$111,519
Foreign operations	2,609	(382)	11,800

Consolidated total	$77,126	$(952)	$123,319

5.	Goodwill

In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

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

SFAS 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, goodwill and indefinite life intangibles be tested for impairment at least annually (or more frequently if impairment indicators arise) and that the amortization period of intangible assets no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company adopted SFAS 142 beginning with the first quarter of fiscal year 2002. Accordingly, the Company has ceased amortization of all goodwill as of January 1, 2002.

Under SFAS 142, the impairment test for goodwill requires a two-step process. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves the fair value of the reporting unit being allocated to each asset (recognized and unrecognized) and liability with the excess being implied goodwill. The impairment loss is the amount by which recorded goodwill exceeds the implied goodwill.

The Company was required to complete a "transitional" impairment test for goodwill as of the beginning of the fiscal year in which the statement was adopted on a "reporting unit" basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management. However, SFAS 142 requires that two or more component-level reporting units with similar economic characteristics be combined into a single reporting unit. The Company believes it should use one reporting unit in applying the provisions of this standard.

Upon adoption of SFAS 142, the Company recorded a one-time, non-cash charge of $46.451 million, which represents the Company's full, unamortized balance of goodwill and is reported in the caption, "Effect of change in accounting principle." In calculating the impairment charge, the Company estimated the fair value of its reporting unit by applying three valuation approaches: the market value of the Company's capital structure, discounted cash flow analysis, and public company capitalization multiples. For purposes of determining both the carrying value and fair value of the reporting unit, the obligations assigned to the reporting unit exclude the Company's long-term debt and preferred stock. The Company believes that a willing buyer in a hypothetical sale transaction would acquire the net operating assets of the Company, excluding the long-term debt and preferred stock. Accordingly, the carrying value used by the Company to assess the application of SFAS 142 is the Company's common stock value as adjusted to exclude the effects of its long-term debt and preferred stock.

The primary factors resulting in the impairment charge were the continued softness in the Company's core markets and increased competition from foreign competitors. These factors have had a negative impact on revised earnings forecasts. No impairment charge was appropriate under the FASB's previous goodwill impairment standard, which was based on undiscounted cash flows.

In accordance with this standard, the Company's first quarter 2002 results have been restated to reflect the effect of change in accounting principle. SFAS 142 does not provide for restatement of the Company's results of operations for periods ending prior to January 1, 2002. Goodwill amortization for the three and six months ended June 30, 2001 was $0.4 and $0.9 million, respectively. The effects on net income of excluding such goodwill amortization expense from the three and six months ended June 30, 2001 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net loss before effect of change in accounting principle	$(1,906)	$(3,023)	$(4,555)	$(3,436)
Add back: goodwill amortization	--	429	--	858
Net loss before effect of change in accounting principle, excluding 2001 goodwill amortization	$(1,906)	$(2,594)	$(4,555)	$(2,578)

Net loss	$(1,906)	$(3,023)	$(51,006)	$(3,436)
Add back: goodwill amortization	--	429	--	858
Net loss, excluding 2001 goodwill amortization	$(1,906)	$(2,594)	$(51,006)	$(2,578)

6.	Other Recent Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

7.

Credit Facility Amendment

The Company and its senior lender entered into an amendment to its Credit Facility on September 5, 2002 to, among other matters, eliminate certain restrictive financial covenants.  The amendment also provides consent from the senior lender for the Company to obtain $5 million of additional senior term loans with the option of transferring these funds to Fairfield Atlas Limited ("FAL"), the Company's subsidiary in India.  Furthermore, the amendment requires that the Company's borrowing base for borrowings of revolving loans (which borrowing base is based on eligible accounts receivable and inventory) exceed revolving loans by at least $7 million, which may have the effect of reducing the Company's availability under the revolving credit facility. The Company's availability under the revolver is subject to additional restrictions should the Company pay preferred stock dividends. Also, the Company's aggregate borrowings under the Credit Facility are capped by the sum of the Company's eligible accounts receivable and appraised values of inventory, real property and machinery and equipment. In connection with the amendment, the interest rates on the Company's borrowings were increased, and the Company will incur an amendment fee of $0.1 million.

As discussed in Note 5, the Company recorded a transitional impairment loss on goodwill of $46.451 million effective January 1, 2002 in accordance with SFAS 142. In conjunction with the amendment, the Company obtained confirmation from its senior lender that the impairment loss would not result in the assertion of a default under the existing material adverse effect clause stated in the credit agreement. Per the credit agreement, the senior lender reserves the right to deem the Credit Facility in default, and in those limited circumstances, could accelerate payment of the outstanding loan balances under the Credit Facility, should the Company undergo a material adverse effect. While the criteria defining a material adverse effect are not objectively determinable, the Company does not believe its exercise is probable. In addition, the Company believes that the credit agreement entered into with its senior lender in form and intent is long-term in nature. Accordingly, the Company continues to consider classification of its senior term loans as long-term to be appropriate.

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

Recent Developments

Goodwill

In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

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

SFAS 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, goodwill and indefinite life intangibles be tested for impairment at least annually (or more frequently if impairment indicators arise) and that the amortization period of intangible assets no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company adopted SFAS 142 beginning with the first quarter of fiscal year 2002. Accordingly, the Company has ceased amortization of all goodwill as of January 1, 2002.

Under SFAS 142, the impairment test for goodwill requires a two-step process. The first step is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves the fair value of the reporting unit being allocated to each asset (recognized and unrecognized) and liability with the excess being implied goodwill. The impairment loss is the amount by which recorded goodwill exceeds the implied goodwill.

The Company was required to complete a "transitional" impairment test for goodwill as of the beginning of the fiscal year in which the statement was adopted on a "reporting unit" basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management. However, SFAS 142 requires that two or more component-level reporting units with similar economic characteristics be combined into a single reporting unit. The Company believes it should use one reporting unit in applying the provisions of this standard.

Upon adoption of SFAS 142, the Company recorded a one-time, non-cash charge of $46.451 million, which represents the Company's full, unamortized balance of goodwill and is reported in the caption, "Effect of change in accounting principle." In calculating the impairment charge, the Company estimated the fair value of its reporting unit by applying three valuation approaches: the market value of the Company's capital structure, discounted cash flow analysis, and public company capitalization multiples. For purposes of determining both the carrying value and fair value of the reporting unit, the obligations assigned to the reporting unit exclude the Company's long-term debt and preferred stock. The Company believes that a willing buyer in a hypothetical sale transaction would acquire the net operating assets of the Company, excluding the long-term debt and preferred stock. Accordingly, the carrying value used by the Company to assess the application of SFAS 142 is the Company's common stock value as adjusted to exclude the effects of its long-term debt and preferred stock.

The primary factors resulting in the impairment charge were the continued softness in the Company's core markets and increased competition from foreign competitors. These factors have had a negative impact on revised earnings forecasts. No impairment charge was appropriate under the FASB's previous goodwill impairment standard, which was based on undiscounted cash flows.

In accordance with this standard, the Company's first quarter 2002 results have been restated to reflect the effect of change in accounting principle. SFAS 142 does not provide for restatement of the Company's results of operations for periods ending prior to January 1, 2002. Goodwill amortization for the three and six months ended June 30, 2001 was $0.4 and $0.9 million, respectively.

Other Recent Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

Credit Facility Amendment

The Company and its senior lender entered into an amendment to its Credit Facility on September 5, 2002 to, among other matters, eliminate certain restrictive financial covenants.  The amendment also provides consent from the senior lender for the Company to obtain $5 million of additional senior term loans with the option of transferring these funds to Fairfield Atlas Limited ("FAL"), the Company's subsidiary in India.  Furthermore, the amendment requires that the Company's borrowing base for borrowings of revolving loans (which borrowing base is based on eligible accounts receivable and inventory) exceed revolving loans by at least $7 million, which may have the effect of reducing the Company's availability under the revolving credit facility. The Company's availability under the revolver is subject to additional restrictions should the Company pay preferred stock dividends. Also, the Company's aggregate borrowings under the Credit Facility are capped by the sum of the Company's eligible accounts receivable and appraised values of inventory, real property and machinery and equipment. In connection with the amendment, the interest rates on the Company's borrowings were increased, and the Company will incur an amendment fee of $0.1 million.

As discussed in Note 5, the Company recorded a transitional impairment loss on goodwill of $46.451 million effective January 1, 2002 in accordance with SFAS 142. In conjunction with the amendment, the Company obtained confirmation from its senior lender that the impairment loss would not result in the assertion of a default under the existing material adverse effect clause stated in the credit agreement. Per the credit agreement, the senior lender reserves the right to deem the Credit Facility in default, and in those limited circumstances, could accelerate payment of the outstanding loan balances under the Credit Facility, should the Company undergo a material adverse effect. While the criteria defining a material adverse effect are not objectively determinable, the Company does not believe its exercise is probable. In addition, the Company believes that the credit agreement entered into with its senior lender in form and intent is long-term in nature. Accordingly, the Company continues to consider classification of its senior term loans as long-term to be appropriate.

The Company did not timely file its quarterly report on Form 10-Q for the quarter ended June 30, 2002 because the foregoing amendment was not finalized by the due date for the filing of the Form 10-Q and such amendment is necessary for the Company to be in compliance with its covenants in the Credit Facility during the next four quarterly periods.

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

Results of Operations

The Company's net sales and profits have been adversely affected by the general slowdown in the economy and the recent recession, as well as a result of pricing pressure from foreign competitors, principally due to the strong U.S. dollar. In addition, the Company's profitability has suffered due to an unfavorable product mix, which is a result of the Company's decision to take on new business at lower margins to get through the economic downturn coupled with a decrease in volume on higher margin sales. The Company's current level of sales and profits has strained its liquidity and capital resources, and the present market conditions are expected to continue for the foreseeable future.

Net sales for the three months ended June 30, 2002 were $42.1 million, an increase of $9.4 million, or 28.8%, from the same period in 2001. For the six months ended June 30, 2002, the Company's net sales increased by $4.6 million, or 6.3%, to $77.1 million compared to $72.5 million for the six months ended June 30, 2001. The increases in sales for the three and six months ended June 30, 2002 compared to such periods in 2001 were primarily driven by an increase in new business in the on-highway and industrial markets. In addition, the Company continues to experience a slight recovery in the agriculture market, and some recovery is apparent in the road rehabilitation and rail markets. The access platform market continues to remain depressed when compared to sales levels of similar periods in 2001. Although the Company has experienced an increase in second quarter and year-to-date net sales compared to 2001, the Company continues to be hampered by renewed softness in its customers' markets.

The Company believes that the downturn in several of its core markets is a direct result of the slowdown in the U.S. economy, tight lending and capital policies, and pricing pressure from foreign competition, principally due to the strong U.S. dollar. In addition, while the Company continues to execute its expansion plans at Fairfield Atlas Limited ("FAL") to gain access to new markets and to develop a low cost manufacturing and procurement base for certain products, those operations are growing slower than anticipated and recent world and regional events will likely delay and/or further disrupt the expansion plans. Completion of the FAL expansion plans requires further capital resources.

Cost of sales for the three months ended June 30, 2002 increased by $7.9 million to $38.6 million compared to $30.7 million for the same period in 2001. Gross margin was 8.5% for the second quarter of 2002 compared to 6.1% for the second quarter of 2001. For the first half of 2002, cost of sales were $71.2 million, compared to $64.7 million for the first half of 2001. Gross margin was 7.7% for the first half of 2002 compared to 10.7% for the first half of 2001. The decrease in gross margin, on a year-to-date comparison, relates to production inefficiencies due to the launch of new business, higher healthcare costs, unfavorable product mix and continued pricing pressure.

Selling, general and administrative expenses ("SG&A") were $3.5 million, or 8.3% of net sales, for the three months ended June 30, 2002, compared to $3.7 million, or 11.4% of net sales for the same period in 2001. For the six months ended June 30, 2002, SG&A decreased by $0.6 million, or 8.4%, to $6.9 million compared to $7.5 million for the six months ended June 30, 2001. The decrease in SG&A expenses reflects the fact that goodwill is no longer amortized under FAS 142. Goodwill amortization for the six months ended June 30, 2001 was $0.9 million.

Earnings from operations for the three months ended June 30, 2002 increased to $0.1 million, or 0.1% of net sales, compared to a loss of $(1.7) million, or (5.3)% of net sales, for the comparable 2001 period. For the six months ended June 30, 2002, the Company's earnings from operations were a loss of $(1.0) million, or (1.2)% of net sales, compared to $0.3 million, or 0.4% of net sales for the first six months of 2001. The reduction in earnings is directly attributed to the production inefficiencies, healthcare costs, product mix and pricing pressure as stated previously.

Interest expense, net in the second quarter of 2002 increased to $2.9 million from $2.8 million for the second quarter of 2001. For the first half of 2002 and 2001, interest expense, net was $5.8 million and $5.5 million, respectively. The increase reflects higher average debt outstanding and a lower level of short-term investments during the first half of 2002 versus the first half of 2001.

Liquidity and Capital Resources

The Company has the ability to obtain short-term borrowings under its credit agreement, which is described in Note 12 to the Company's 2001 consolidated financial statements included in the Annual Report on Form 10-K and updated in Note 7 of this quarterly report, to meet liquidity requirements. Availability under the Company's revolver was $19.2 million at June 30, 2002. Net cash used by operations for the six months ended June 30, 2002 was $(5.9) million, a decrease in cash flows from operations of $1.8 million compared with the same period in 2001 when net cash used by operations was $(4.1) million. Net cash used by operations in 2002 was lower due to an increase in accounts receivable during the second quarter of 2002 compared to the same quarter of 2001. Working capital less cash at June 30, 2002 increased to $19.5 million from $14.1 million at December 31, 2001 reflecting a higher investment in accounts receivable relative to sales, partially offset by an increase in accounts payable.

Capital expenditures for manufacturing equipment, machine tools, and building improvements totaled $2.5 million and $4.1 million during the six months of 2002 and 2001, respectively, exclusive of $1.8 million and $0.4 million in 2002 and 2001, respectively, which was funded by accounts payable. Capital expenditures for 2002 have been primarily related to the expansion of FAL whereas expenditures in 2001 were primarily for replacement equipment. The FAL expansion is not yet complete and will require further capital expenditures. It is anticipated that the expansion will be completed by the end of 2002.

Net cash provided by financing activities was $1.7 million during the second quarter of 2002 compared to net cash provided of $3.2 million during the second quarter of 2001. The additional proceeds from issuance of long-term debt relates to additional term loans used to finance the Fairfield Atlas Limited expansion and operations.

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

The Company does not own any interest in derivative financial or commodity instruments as of June 30, 2002. The effect of reasonably possible market movements in interest rates is not expected to have a material impact on the Company's future cash flows or earnings.

PART II	- OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 8 to the Notes to Consolidated Financial Statements set forth elsewhere in this Report is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

(10) (dd)

Fifth Amendment, dated as of September 5, 2002, an Amended and Restated Loan Agreement, dated as of December 30, 1999, between Fairfield Manufacturing Company, Inc., the financial institutions party as lenders and General Electric Capital Corporation as administrative agent.

(b)	No reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 11, 2002.

FAIRFIELD MANUFACTURING COMPANY, INC.

By	/s/ Richard A. Bush
Richard A. Bush Vice President and Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Stephen K. Clough, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fairfield Manufacturing Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 11, 2002
/s/ Stephen K. Clough
Stephen K. Clough President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Richard A. Bush, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fairfield Manufacturing Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 11, 2002
/s/ Richard A. Bush
Richard A. Bush Vice President and Chief Financial Officer