Form 10-Q
period 2002-09-30
FAIRFIELD MANUFACTURING CO INC
filed 2002-11-13
CIK 904543

3: SECURITIES AND EXCHANGE COMMISSION
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2002

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

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2002 is as follows:

9,117,000 shares of Common Stock

FAIRFIELD MANUFACTURING COMPANY, INC. Form 10-Q September 30, 2002

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2002	2001
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,039	$12,817
Trade receivables, less allowance of $1,160 and
$1,176 in 2002 and 2001, respectively	20,257	17,488
Inventory	24,775	27,752
Other current assets	2,277	1,155
Total current assets	62,348	59,212

Property, plant and equipment, net of accumulated depreciation of $124,387 and $118,482 in 2002 and 2001, respectively	60,270	65,066

Other assets:
Excess of investment over net assets acquired	--	46,451
Deferred financing costs, less accumulated amortization of $1,884 and $1,514 in 2002 and 2001, respectively	1,846	2,101
Total other assets	1,846	48,552

Total assets	$124,464	$172,830

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,345	$10,526
Due to parent	2,154	2,154
Accrued liabilities	25,292	17,803
Deferred income taxes	--	1,784
Total current liabilities	37,791	32,267

Accrued retirement costs	17,028	16,423
Deferred income taxes	--	1,352

Long-term debt	126,094	118,914
Minority interest	--	336
Commitments and contingencies
11-1/4% Cumulative exchangeable preferred stock	57,681	54,400

Stockholder's equity (deficit):
Common stock: par value $.01 per share, 10,000,000 shares authorized, 9,117,000 and outstanding	91	91
Additional paid-in capital	48,386	48,386
Accumulated deficit	(162,486)	(99,234)
Cumulative translation adjustment	(121)	(105)
Total stockholder's deficit	(114,130)	(50,862)

Total liabilities and stockholder's deficit	$124,464	$172,830

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net sales	$33,666	$32,994	$110,792	$105,520
Cost of sales	33,671	30,222	104,885	94,966
Selling, general and administrative expenses	4,200	3,936	11,064	11,429

Operating loss	(4,205)	(1,164)	(5,157)	(875)

Interest expense, net	3,037	2,845	8,868	8,317
Other (income) expense, net	23	(17)	61	2

Loss before income taxes	(7,265)	(3,992)	(14,086)	(9,194)

Provision (benefit) for income taxes	--	(1,168)	(1,989)	(2,838)
Minority interest in net loss of consolidated subsidiary	(60)	(165)	(337)	(261)

Net loss before effect of change in accounting principle	(7,205)	(2,659)	(11,760)	(6,095)

Effect of change in accounting principle	--	--	(46,451)	--

Net loss	(7,205)	(2,659)	(58,211)	(6,095)

Preferred stock dividends and discount accretion	(1,704)	(1,550)	(5,041)	(4,550)

Net loss available to common stockholder	$(8,909)	$(4,209)	$(63,252)	$(10,645)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2002
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stock- Holder's Equity (Deficit)
Balance, December 31, 2001	$91	$48,386	$(99,234)	$(105)	$(50,862)
Preferred stock dividends	--	--	(4,898)	--	(4,898)
Preferred stock discount accretion	--	--	(143)	--	(143)
Comprehensive income:
Net loss	--	--	(58,211)	--	(58,211)
Foreign currency translation	--	--	--	(16)	(16)
Total comprehensive income	--	--	(58,211)	(16)	(58,227)
Balance, September 30, 2002	$91	$48,386	$(162,486)	$(121)	$(114,130)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30
(In thousands)
(Unaudited)

	2002	2001
Operating Activities:
Net loss	$(58,211)	$(6,095)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	7,770	10,678
Change in accounting for goodwill	46,451	--
Minority interest	(337)	(261)
Deferred income taxes	(3,136)	(1,626)
Accrued retirement costs	605	(378)
Changes in working capital:
Trade receivables	(2,773)	(1,166)
Inventory	2,967	1,962
Other current assets	(1,121)	(314)
Accounts payable	551	731
Due to parent	--	(708)
Accrued liabilities	5,732	(2,207)

Net cash provided (used) by operating activities	(1,502)	616

Investing Activities:
Additions to property, plant and equipment, net	(3,411)	(5,865)

Net cash used by investing activities	(3,411)	(5,865)

Financing Activities:
Proceeds from issuance of long-term debt	7,140	5,500

Net cash provided by financing activities	7,140	5,500

Effect of changes in exchange rates	(5)	(4)

Cash and Cash Equivalents:
Increase in cash and cash equivalents	2,222	247
Beginning of period	12,817	16,378

End of period	$15,039	$16,625

Supplemental Disclosures:
Cash paid for:
Interest	$6,120	$5,428
Federal taxes to parent under tax sharing agreement (Note 2)	--	708
State taxes	222	64

Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable at end of period	$374	$444
Preferred stock dividends accrued	3,633	302
Preferred stock dividends paid in kind	3,138	5,783

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company's financial position at September 30, 2002 and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001. However, interim financial results are not necessarily indicative of the results for a full year. Certain prior year information has been reclassified to conform to current year presentation.

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

The Company is wholly-owned by Lancer Industries Inc. ("Lancer").

The Company is included in the consolidated federal income tax return of Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its current federal income tax liability on a separate return basis and pay that amount to Lancer. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Due to a pretax loss during the first nine months of 2002 and 2001, Lancer did not make any capital contributions pursuant to the Tax Sharing Agreement.

3.	Inventory

Inventory, which is valued at the lower of last-in, first-out (LIFO) cost or market, consists of the following:

	September 30, 2002	December 31, 2001
Raw materials	$4,338	$4,259
Work in process	8,550	10,907
Finished goods	11,887	12,586

Total	$24,775	$27,752

4.	Operations by Geographic Area

Revenues, loss from operations and total assets, net of eliminations, by domestic and foreign operations as of and for the nine months ended September 30, 2002, are as follows:
	Sales	Loss from Operations	Assets
U.S. operations	$106,892	$(4,324)	$113,112
Foreign operations	3,900	(833)	11,352

Consolidated total	$110,792	$(5,157)	$124,464

5.	Goodwill

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

In accordance with this standard, the Company's first quarter 2002 results have been restated to reflect the effect of change in accounting principle. SFAS 142 does not provide for restatement of the Company's results of operations for periods ending prior to January 1, 2002. Goodwill amortization for the three and nine months ended September 30, 2001 was $0.4 and $1.3 million, respectively. The effects on net income of excluding such goodwill amortization expense from the three and nine months ended September 30, 2001 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net loss before effect of change in accounting principle	$(7,205)	$(2,659)	$(11,760)	$(6,095)
Add back: goodwill amortization	--	429	--	1,286
Net loss before effect of change in accounting principle, excluding 2001 goodwill amortization	$(7,205)	$(2,230)	$(11,760)	$(4,809)

Net loss	$(7,205)	$(2,659)	$(58,211)	$(6,095)
Add back: goodwill amortization	--	429	--	1,286
Net loss, excluding 2001 goodwill amortization	$(7,205)	$(2,230)	$(58,211)	$(4,809)

6.	Other Recent Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS 145 limits companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

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

7.

Credit Facility Amendment

The Company and its senior lender entered into an amendment to its Credit Facility on September 5, 2002 to, among other matters, eliminate certain restrictive financial covenants.  The amendment also provided for the Company to obtain $5 million of additional senior term loans upon execution of the amendment with the option of transferring these funds to Fairfield Atlas Limited ("FAL"), the Company's subsidiary in India.  Furthermore, the amendment requires that the Company's borrowing base for borrowings of revolving loans (which borrowing base is based on eligible accounts receivable and inventory) exceed revolving loans by at least $7 million, which may have the effect of reducing the Company's availability under the revolving credit facility. The Company's availability under the revolver is subject to additional restrictions should the Company pay preferred stock dividends. Also, the Company's aggregate borrowings under the Credit Facility are capped by the sum of the Company's eligible accounts receivable and appraised values of inventory, real property and machinery and equipment. In connection with the amendment, the interest rates on the Company's borrowings were increased, and the Company incurred an amendment fee of $0.1 million.

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

8.	Exchangeable Preferred Stock Dividend

As reported on the Company's Form 8-K dated September 13, 2002, the Company elected not to pay the September 15, 2002 Exchangeable Preferred Stock dividend. Accordingly, the dividends will continue to accrue in accordance with the terms of the agreement relating to the preferred stock. If the Company fails to pay dividends with respect to three or more semi-annual dividend periods (whether or not consecutive), the majority shareholders will be entitled to elect the lesser of two directors or that number of directors constituting at least 25% of the Company's board of directors.

9.	Deferred Income Taxes

During the current quarter, the Company sustained continuing losses that gave rise to net deferred tax assets of $2.6 million. As it is more likely than not that the Company will be unable to realize any tax benefit as a result of the current operating losses, the Company recorded a full valuation allowance against the deferred tax assets to reflect this uncertainty.

10.	Legal Proceedings

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

In connection with the Kaydon lawsuit, the Company has incurred legal fees through September 30, 2002, and accordingly has recognized a provision for these expenses. The Company carries directors and officers insurance coverage; however, the Company's insurance carrier has initially denied full coverage for the legal fees incurred to date to defend the Company in this lawsuit. The Company believes that this lawsuit and the legal fees generated by this lawsuit are covered under the Company's insurance policy. The Company has engaged legal counsel to assist in the negotiations with the insurance carrier and will likely continue through litigation if an agreeable solution is not reached. The Company does not believe it will be responsible for the legal fees incurred to date for the Kaydon lawsuit, but until such time these legal fees are recovered, the Company will continue to expense the fees as incurred.

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

In accordance with this standard, the Company's first quarter 2002 results have been restated to reflect the effect of change in accounting principle. SFAS 142 does not provide for restatement of the Company's results of operations for periods ending prior to January 1, 2002. Goodwill amortization for the three and nine months ended September 30, 2001 was $0.4 and $1.3 million, respectively.

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

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS 145 limits companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

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

Credit Facility Amendment

The Company and its senior lender entered into an amendment to its Credit Facility on September 5, 2002 to, among other matters, eliminate certain restrictive financial covenants.  The amendment also provided for the Company to obtain $5 million of additional senior term loans upon execution of the amendment with the option of transferring these funds to Fairfield Atlas Limited ("FAL"), the Company's subsidiary in India.  Furthermore, the amendment requires that the Company's borrowing base for borrowings of revolving loans (which borrowing base is based on eligible accounts receivable and inventory) exceed revolving loans by at least $7 million, which may have the effect of reducing the Company's availability under the revolving credit facility. The Company's availability under the revolver is subject to additional restrictions should the Company pay preferred stock dividends. Also, the Company's aggregate borrowings under the Credit Facility are capped by the sum of the Company's eligible accounts receivable and appraised values of inventory, real property and machinery and equipment. In connection with the amendment, the interest rates on the Company's borrowings were increased, and the Company incurred an amendment fee of $0.1 million.

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

The Company did not timely file its quarterly report on Form 10-Q for the quarter ended June 30, 2002 because the foregoing amendment was not finalized by the due date for the filing of the Form 10-Q and such amendment was necessary for the Company to be in compliance with its covenants in the Credit Facility during the next four quarterly periods.

Exchangeable Preferred Stock Dividend

As reported on the Company's Form 8-K dated September 13, 2002, the Company elected not to pay the September 15, 2002 Exchangeable Preferred Stock dividend. Accordingly, the dividends will continue to accrue in accordance with the terms of the agreement relating to the preferred stock. If the Company fails to pay dividends with respect to three or more semi-annual dividend periods (whether or not consecutive), the majority shareholders will be entitled to elect the lesser of two directors or that number of directors constituting at least 25% of the Company's board of directors.

Deferred Income Taxes

During the current quarter, the Company sustained continuing losses that gave rise to net deferred tax assets of $2.6 million. As it is more likely than not that the Company will be unable to realize any tax benefit as a result of the current operating losses, the Company recorded a full valuation allowance against the deferred tax assets to reflect this uncertainty.

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

In connection with the Kaydon lawsuit, the Company has incurred legal fees through September 30, 2002, and accordingly has recognized a provision for these expenses. The Company carries directors and officers insurance coverage; however, the Company's insurance carrier has initially denied full coverage for the legal fees incurred to date to defend the Company in this lawsuit. The Company believes that this lawsuit and the legal fees generated by this lawsuit are covered under the Company's insurance policy. The Company has engaged legal counsel to assist in the negotiations with the insurance carrier and will likely continue through litigation if an agreeable solution is not reached. The Company does not believe it will be responsible for the legal fees incurred to date for the Kaydon lawsuit, but until such time these legal fees are recovered, the Company will continue to expense the fees as incurred.

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

Net sales for the three months ended September 30, 2002 were $33.7 million, an increase of $0.7 million, or 2.0%, from the same period in 2001. For the nine months ended September 30, 2002, the Company's net sales increased by $5.3 million, or 5.0%, to $110.8 million compared to $105.5 million for the nine months ended September 30, 2001. The increases in sales for the three and nine months ended September 30, 2002 compared to such periods in 2001 were primarily driven by an increase in new business in the on-highway and industrial markets. In addition, the Company continues to experience a slight recovery in the agriculture market, and some recovery in the road rehabilitation market has continued from the second quarter. The access platform market continues to remain depressed when compared to sales levels of similar periods in 2001. Although the Company has experienced an increase in third quarter and year-to-date net sales compared to 2001, the Company continues to be hampered by renewed softness in its customers' markets.

The Company believes that the downturn in several of its core markets is a direct result of the slowdown in the U.S. economy, tight lending and capital policies, and pricing pressure from foreign competition. In addition, while the Company continues to execute its expansion plans at Fairfield Atlas Limited ("FAL") to gain access to new markets and to develop a low cost manufacturing and procurement base for certain products, those operations are growing slower than anticipated and recent world and regional events will likely delay and/or further disrupt the expansion plans. Completion of the FAL expansion plans requires further capital resources and is anticipated to be completed by the end of 2002.

Cost of sales for the three months ended September 30, 2002 increased by $3.4 million to $33.7 million compared to $30.2 million for the same period in 2001. For the nine months ended September 30, 2002, cost of sales were $104.9 million or 94.7% of net sales, compared to $95.0 million or 90.0% of net sales, for the nine months ended September 30, 2001. The decrease in gross margin, on a quarter and year-to-date comparison, relates to production inefficiencies due to the launch of new business, higher healthcare costs, unfavorable product mix and continued pricing pressure.

Selling, general and administrative expenses ("SG&A") were $4.2 million, or 12.5% of net sales, for the three months ended September 30, 2002, compared to $3.9 million, or 11.9% of net sales for the same period in 2001. For the nine months ended September 30, 2002, SG&A decreased by $0.3 million, or 3.2%, to $11.1 million compared to $11.4 million for the nine months ended September 30, 2001. The increase in SG&A expenses for the third quarter 2002 as compared to 2001 reflects additional legal expenses incurred as a result of the legal proceedings discussed in Note 10 of this quarterly report. On a year-to-date comparison, the decrease in SG&A expenses reflects the fact that goodwill is no longer amortized under SFAS 142. Goodwill amortization for the nine months ended September 30, 2001 was $1.3 million.

Loss from operations for the three months ended September 30, 2002 increased to $(4.2) million, or (12.5)% of net sales, compared to an operating loss of $(1.2) million, or (3.5)% of net sales, for the comparable 2001 period. For the nine months ended September 30, 2002, the Company's operating loss was $(5.2) million, or (4.7)% of net sales, compared to an operating loss of $(0.9) million, or (0.8)% of net sales for the first nine months of 2001. The reduction in earnings is directly attributed to the production inefficiencies, healthcare costs, legal expenses, product mix and pricing pressure as stated previously.

Interest expense, net in the third quarter of 2002 increased to $3.0 million from $2.8 million for the third quarter of 2001. For the first nine months of 2002 and 2001, interest expense, net was $8.9 million and $8.3 million, respectively. This increase reflects higher average debt outstanding in the third quarter of 2002 versus the third quarter of 2001 and a lower level of short-term investments on average during the period.

Liquidity and Capital Resources

The Company has the ability to obtain short-term borrowings under its credit agreement, which is described in Note 12 to the Company's 2001 consolidated financial statements included in the Annual Report on Form 10-K and updated in Note 7 of this quarterly report, to meet liquidity requirements. Availability under the Company's revolver was $17.2 million at September 30, 2002. Net cash used by operations for the nine months ended September 30, 2002 was $(1.5) million, a decrease in cash flows from operations of $2.1 million compared with the same period in 2001 when net cash provided by operations was $0.6 million. Net cash used by operations in 2002 was lower due to a larger increase in accounts receivable during the first nine months of 2002 compared to the same period of 2001, as well as a larger decrease in deferred income taxes. These differences were offset by a larger increase in accrued liabilities, which has the effect of increasing cash. Working capital less cash at September 30, 2002 decreased to $9.5 million from $14.1 million at December 31, 2001 reflecting smaller inventory levels and an increase in accrued liabilities, partially offset by a higher investment in accounts receivable relative to sales.

Capital expenditures for manufacturing equipment, machine tools, and building improvements totaled $3.4 million and $5.9 million during the nine months of 2002 and 2001, respectively, exclusive of $0.4 million and $0.4 million in 2002 and 2001, respectively, which was funded by accounts payable. Capital expenditures for 2002 have been primarily related to the expansion of FAL whereas expenditures in 2001 were primarily for replacement equipment. The FAL expansion is not yet complete and will require further capital expenditures. It is anticipated that the expansion will be completed by the end of 2002.

Net cash provided by financing activities was $7.1 million during the first three quarters of 2002 compared to net cash provided of $5.5 million during the same period in 2001. The additional proceeds from issuance of long-term debt relates to additional term loans used to finance the FAL expansion and operations.

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

The Company does not own any interest in derivative financial or commodity instruments as of September 30, 2002. The effect of reasonably possible market movements in interest rates is not expected to have a material impact on the Company's future cash flows or earnings.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company and its consolidated subsidiaries required to be included in its periodic SEC filings.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II	- OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 10 to the Notes to Consolidated Financial Statements set forth elsewhere in this Report is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

(b)

Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, the registrant filed a Current Report on Form 8-K dated September 13, 2002 pertaining to the Exchangeable Preferred Stock dividend described herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2002.

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

Date: November 13, 2002
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

Date: November 13, 2002
/s/ Richard A. Bush
Richard A. Bush Vice President and Chief Financial Officer