Form 10-K
period 2002-12-31
FAIRFIELD MANUFACTURING CO INC
filed 2003-03-31
CIK 904543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2002
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
$58,921,008 11-1/4% Series A Cumulative Exchangeable Preferred Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _	No _X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section Code 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. Not applicable.

At December 31, 2002 there were 9,117,000 shares of the Company's Common Stock issued and outstanding.

FAIRFIELD MANUFACTURING COMPANY, INC.
Annual Report on Form 10-K
December 31, 2002
Table of Contents

FAIRFIELD MANUFACTURING COMPANY, INC.
Form 10-K
Fiscal Year Ended December 31, 2002

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

The Company has been operating under difficult market conditions for the past three years, primarily due to the depressed global economy and increased competition from foreign producers with a lower cost basis who have benefited from a strong U.S. dollar during the period reported. These factors have adversely affected the Company's financial performance. The recent market conditions have forced businesses to invest less in capital equipment, which are the markets served by the Company.

Custom gears and assemblies accounted for $91.6 million (or 65.0%) of the Company's 2002 net sales. Custom gears are components of larger systems such as axles, drive differentials and transmission units and are generally produced by the Company for large OEMs. Custom assemblies are differentials, wheel drives, power transmissions and conveyer/tram drives that are generally produced as a complete unit. The Company's custom gear and assembly customers consist primarily of OEMs of on-highway, rail, industrial, mining and agricultural equipment. The Company is a major independent supplier of selected gear products for many of these OEMs.

Planetary gear systems, which accounted for $49.3 million (or 35.0%) of the Company's 2002 net sales, are integrated, self-contained power transmission and torque conversion systems that provide propulsion, swing and/or rotation to wheels, and other components in applications where the use of axles would otherwise present design difficulties. The Company markets its planetary gear systems under its Torque-Hub® name. The Company believes that, as a result of the performance history and reputation for quality of the Company's Torque-Hub® products, the Torque-Hub® name has become closely identified with planetary gear systems. Customers for the Company's Torque-Hub® products include OEMs of access platform, road rehabilitation, agricultural, marine and construction equipment.

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

On October 3, 2000, the Company acquired 75.77% of Atlas Gears Limited for $4.5 million. Atlas Gears Limited changed its name to Fairfield Atlas Limited ("FAL") in the first quarter of 2001. FAL manufactures custom gears primarily for the agricultural, on-highway, and light commercial vehicle markets in India. FAL is headquartered in Mumbai, India and has its manufacturing facilities near Belgaum, India. The Company acquired FAL to gain a low cost manufacturing and procurement base. FAL is QS-9000 and ISO-9002 certified.

The Company was founded in 1919 as a manufacturer of custom gear products and has been wholly owned by Lancer Industries Inc. ("Lancer") since 1989. The Company's principal executive offices are located at U.S. 52 South, Lafayette, Indiana 47909. The Company's telephone number is (765) 772-4000.

Products

Custom Products. Custom gears and assemblies accounted for approximately $91.6, $79.7 and $76.9 million of the Company's net sales in 2002, 2001 and 2000, respectively. The Company manufactures a wide variety of custom gears, ranging in type (e.g. helical, spiral bevel, spur and HYPOID® ) and size (from one inch to five feet in diameter), and has manufacturing capabilities which the Company believes are the broadest in the custom gear business. The Company manufactures custom gears and assemblies to customers' specifications, which are often developed by or with the assistance of the Company. Custom gears and assemblies are used in a wide variety of applications and markets, ranging from off-highway heavy equipment to high-speed precision gears for industrial purposes.

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

Planetary Gear Systems. The Company markets its planetary gear systems under the Torque-Hub® name. Torque-Hub® products accounted for approximately $49.3, $58.6 and $84.2 million of the Company's net sales in 2002, 2001 and 2000, respectively. The Company believes that the Torque-Hub® name has become closely identified with planetary gear systems, which provide drive, swing, and/or rotation to the equipment in which they are used and are primarily employed in cases where the use of axles present design difficulties. The Company produces a broad line of planetary gear systems under its Torque-Hub® trade name, including wheel drives (used to propel off-highway equipment), shaft outputs (used to power remote in-plant machinery like mixers as well as mobile access platforms and cranes) and spindle outputs (which power the drive wheels of vehicles with small diameter wheels such as small lift trucks and mowers).

The Company has completed development of new Torque-Hub® products for introduction this year which upgrade a major portion of the product line. These modular units have higher power density, greater efficiency and more flexibility than the models they replace, yet in many instances they are interchangeable with the past drives. These designs feature integrated hydraulic and electric motors, integrated brakes, as well as control valves, and are designed to provide a complete final drive package. Standard gear modules made by FAL in India can be combined with custom hubs and spindles produced in Lafayette to serve virtually every drive need requiring torque ratings to 18,000 Nm. The Company believes that this will result in a highly competitive solution for applications in construction equipment, industrial drives, agriculture, mining and maintenance equipment. It should work equally well in wheel drive, track drive and shaft output applications.

Marketing and Distribution

The Company's customers are almost exclusively OEMs and include many industry leaders with whom the Company has had relationships of 20 years or more. No customers accounted for 10% or more of the Company's net sales in 2002. Sales to General Electric accounted for approximately 11.6% of the Company's net sales in 2001. Sales to JLG, General Electric and Genie accounted for approximately 12.6%, 10.1% and 10.0%, respectively, of the Company's net sales in 2000. A deterioration in the financial condition of any of the Company's material customers may have an adverse impact on the financial condition and operating results of the Company.

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

The Company believes its stable, experienced sales force is a primary reason for the Company's success in maintaining customer loyalty and building new customer relationships. The Company's sales department is organized geographically and consists primarily of sales engineers, who have an average of over 13 years of experience with the Company and many of whom have worked with the same customers for many years. In addition, each sales engineer has substantial expertise concerning the Company's products and product applications. Application engineers work closely with the Company's sales department and provide customers with guidance concerning product applications and specific design problems. By becoming a part of the customers' purchasing and design decisions, the Company has developed close working relationships with many of its customers. Customer loyalty to the Company is further enhanced by the development, tooling and production costs associated with changing gear sources, as such costs are typically borne by the customer.

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

International sales, principally India and Canada, accounted for approximately $11.0, $11.2 and $8.8 million of the Company's net sales in 2002, 2001 and 2000, respectively.

Design and Manufacturing

The Company believes that its state-of-the-art technology and experienced engineering staffs provide it with a competitive advantage.

The Company has selectively invested in state-of-the-art manufacturing technology to improve product quality and price competitiveness, and to reduce lead time. The Company's manufacturing technology includes the latest computer-aided design and manufacturing (CAD/CAM) systems, and over 250 computer numerically controlled (CNC) lathes, machine tools and gear grinders.

The Company's engineering departments consist of over 75 engineers and technicians, including specialists in product, tool, manufacturing, and industrial engineering. In addition, the Company has metallurgy laboratories in Lafayette and Belgaum which determine the appropriate metallurgy for a specific gear application. These engineering groups, with their distinct specialties, work together as a team to develop solutions to specific customer requirements. These capabilities enable the Company to service clients who demand high quality and creative solutions to their product needs.

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

Materials and Supply Arrangements

The Company generally manufactures its custom and Torque-Hub® products to its customers' specifications and, as a result, does not generally contract for or maintain substantial inventory in raw materials or components. The Company purchases its three principal raw material needs (steel forgings, steel bars and castings) on a spot basis based on specific customer orders. Raw material purchases from The Timken Company represented approximately 10.8% of raw material purchases in 2002, 10.4% in 2001 and 10.5% in 2000. Alternative sources are available to fulfill each of the Company's major raw material requirements. The Company has never experienced a delay in production as a result of a supply shortage of a major raw material.

Competition

The North American custom gear business is highly competitive but very fragmented. The Indian gear market has many similarities to the North American market. Competition can be broken down into four principal groups: major domestic manufacturers, regional domestic manufacturers, foreign producers and captive gear manufacturers. Although captive gear manufacturers supply all or a portion of their internal gear requirements and constitute a significant portion of the custom gear market, the Company believes there is a trend among such manufacturers to outsource, or purchase their gears from independent manufacturers such as the Company. The North American planetary gear market is also highly competitive and is concentrated among several large domestic and foreign competitors, with the remaining market divided among a large number of relatively small suppliers. The Company competes with other manufacturers based on a number of factors, including delivery capability, quality and price. The Company experienced significant price competition from foreign producers during the last three years who have benefited from the strong U.S. dollar in recent years. The Company believes that its breadth of manufacturing, engineering and technological capabilities provide it with a competitive advantage.

Employees

At December 31, 2002, the Company had 1,233 employees, 750 and 483 at its Lafayette and Belgaum, India facilities, respectively. Approximately 82.0% were employed in manufacturing. The Company's North American production and maintenance employees, representing approximately 85% of the Company's North American employees, became members of the United Auto Workers (UAW) union in October 1994. In October 2001 a new five year labor agreement was ratified. The Company considers its relations with its employees to be satisfactory.

Backlog

The Company had order backlog for shipments due to be delivered for the six-month period following December 31, 2002 and 2001 of approximately $52.4 and $51.2 million, respectively.

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

Susceptibility to General Economic Conditions

The Company's revenues and results of operations are subject to fluctuations based upon general economic conditions. During economic downturns and recessions in the United States or certain other markets, the Company's customers generally reduce or delay their demand for the Company's products. Most of the factors that might influence customers and prospective customers to reduce their capital budgets under these circumstances are beyond the Company's control. The Company's operating results over the last three years have been adversely affected by the general slowdown in the economy and the continuing recession, and the Company cannot make predictions on when the economy will recover or the extent of any economic recovery. In addition, in the event of an economic recovery, there can be no assurance that growth in the markets of the Company's products will occur or that such growth will result in increased demand for the Company's products.

Intellectual Property

The trade names Torque-Hub® and Torque II® are registered trademarks. The Company's planetary gear systems are sold under the Torque-Hub® trade name. The Company, through its wholly-owned subsidiary, T-H Licensing, Inc., owns numerous patents worldwide. None of such patents is individually considered material to the Company's business.

Available Information

The Securities and Exchange Commission (the "SEC") maintains an Internet website that contains the Company's annual and quarterly reports and other information statements filed by the Company with the SEC. The SEC website address is http://www.sec.gov. In addition, the Company maintains its own Internet website at http://www.fairfieldmfg.com. Both of these websites are made available free of charge to the public.
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

On or about February 26, 2002, Peter Joseph, a director and Vice President of the Company, commenced a lawsuit (the "Derivative Lawsuit") against the Company, the Company's sole shareholder, Lancer, and Paul Levy (also a director, Chairman of the Board and Vice President of the Company) in the Court of Chancery in Delaware, challenging certain corporate actions by Lancer and the Company. Both Messrs. Levy and Joseph are also directors, officers and shareholders of Lancer. Following commencement of the Derivative Lawsuit, special litigation committees ("SLCs") of the boards of each of Lancer and the Company investigated the allegations of the complaint and concluded that the suit was largely without merit. An agreement in principle to settle the Derivative Lawsuit has been reached by the parties and approved by the board of Lancer. The settlement remains subject to review and approval by the Court of Chancery in Delaware. The Company does not expect that the Derivative Lawsuit or the proposed settlement will have a material adverse effect on the Company.

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

In connection with the Kaydon lawsuit, the Company has incurred legal fees through December 31, 2002, and accordingly has recognized a provision for these expenses. The Company carries directors and officers insurance coverage; however, the Company's insurance carrier has initially denied full coverage for the legal fees incurred to date to defend the Company in this lawsuit. The Company believes that this lawsuit and the legal fees generated by this lawsuit are covered under the Company's insurance policy. The Company has engaged legal counsel to assist in the negotiations with the insurance carrier and will likely continue through litigation if an agreeable solution is not reached. The Company does not believe it will be responsible for the legal fees incurred to date for the Kaydon lawsuit, but until such time these legal fees are recovered, the Company will continue to expense the fees as incurred.
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is currently no trading market for the Company's common stock which is wholly owned by Lancer.

Dividends

The Company did not declare or pay any dividends on its common stock in 2002, 2001 or 2000. There are restrictions on the Company's ability to pay dividends under the loan agreement for the Company's Credit Facility, the Indenture for the Company's 9-5/8% Senior Subordinated Notes due 2008 and the Certificate of Designation for the Company's 11-1/4% Series A Cumulative Exchangeable Preferred Stock.

Issuance of Common Stock

No shares were issued during the period covered by this report.
Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for the Company for the five years ended December 31, 2002 has been derived from the audited consolidated financial information for the Company for such periods. The following selected financial data should be read in connection with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is qualified in its entirety by reference to the Consolidated Financial Statements and Notes thereto of the Company contained in Item 8 to this Form 10-K.

($ in millions)	Year Ended December 31,
	2002	2001	2000	1999	1998
Income Statement Data:
Net sales	$140.9	$138.3	$161.1	$208.9	$220.3
Cost of sales	135.3	124.5	135.2	164.9	178.9
Selling, general and administrative expenses (1)	14.2	14.7	13.4	19.3	16.8
Operating income (loss)	(8.6)	(.9)	12.5	24.7	24.6
Interest expense, net	12.0	11.2	9.8	11.3	12.7
Net income (loss) (2)	(65.0)	(8.4)	6.9	11.4	6.1
Preferred stock dividends and discount accretion	(6.7)	(6.2)	(5.8)	(5.8)	(5.8)
Net income (loss) available to common stockholder	(71.7)	(14.5)	1.1	5.6	0.3

Balance Sheet Data:
Working capital	$ 19.3	$ 26.9	$ 30.7	$ 23.9	$ 15.9
Total assets	117.7	172.8	182.7	180.3	175.1
Total debt	126.8	118.9	112.6	110.0	112.2
Long-term obligations (3)	187.9	173.3	161.0	158.2	160.2
Stockholder's equity (deficit)	(127.8)	(50.9)	(36.3)	(39.5)	(49.0)

Other Data:
EBITDA (4)	$ 1.0	$ 11.4	$ 34.7	$ 47.2	$ 37.1
Depreciation	9.7	10.6	11.1	11.0	11.0
Amortization (5)	0.5	2.3	2.2	2.3	2.3
Cash interest expense, net (6)	11.5	10.7	9.3	10.7	12.0
Capital expenditures, net (7)	3.6	7.9	3.9	11.7	10.5

  Includes a $2.3 million non-cash charge related to the Incentive Plan for Senior Management in 1999 and a $2.3 million reversal in 2000 related to the Incentive Plan for Senior Management.
  Includes a one-time, non-cash charge for goodwill impairment of $46.5 million in 2002. Also includes pre-tax business interruption insurance income of $9.5 million in 2000, a net, pre-tax gain on the involuntary conversion of assets of $2.9 million and pre-tax business interruption insurance income of $7.0 million in 1999 related to the fire described in Item 2, "Properties". Also during 1999 and 1998, the Company recorded an extraordinary loss of $1.4 million and $0.4 million, respectively, net of tax, relating to the early extinguishment, of $67.1 million and $17.9 million, respectively, of 11-3/8% Senior Subordinated Notes due 2001.
  Includes long-term portion of total debt and redeemable preferred stock. Also includes unpaid September 15, 2002 preferred stock dividend of $3.3 million.
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
  Cash interest expense, net includes interest income, but excludes amortization of deferred financing costs of $0.5, $0.5, $0.6, $0.6 and $0.7 million for fiscal years 2002, 2001, 2000, 1999 and 1998, respectively.
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

SFAS 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, goodwill and indefinite life intangibles be tested for impairment at least annually (or more frequently if impairment indicators arise) and that the amortization period of intangible assets no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company adopted SFAS 142 beginning with the first quarter of fiscal year 2002. Accordingly, the Company ceased amortization of all goodwill as of January 1, 2002.

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

Upon adoption of SFAS 142, the Company recorded a one-time, non-cash charge of $46.5 million, which represents the Company's full, unamortized balance of goodwill and is reported in the caption, "Effect of change in accounting principle." In calculating the impairment charge, the Company estimated the fair value of its reporting unit by applying three valuation approaches: the market value of the Company's capital structure, discounted cash flow analysis, and public company capitalization multiples. For purposes of determining both the carrying value and fair value of the reporting unit, the obligations assigned to the reporting unit exclude the Company's long-term debt and preferred stock. The Company believes that a willing buyer in a hypothetical sale transaction would acquire the net operating assets of the Company, excluding the long-term debt and preferred stock. Accordingly, the carrying value used by the Company to assess the application of SFAS 142 is the Company's common stock value as adjusted to exclude the effects of its long-term debt and preferred stock.

The primary factors resulting in the impairment charge were the continued softness in the Company's core markets and increased competition from foreign competitors. These factors have had a negative impact on revised earnings forecasts. No impairment charge was appropriate under the FASB's previous goodwill impairment standard, which was based on undiscounted cash flows.

In accordance with this standard, the Company's first quarter 2002 results have been restated to reflect the effect of change in accounting principle. SFAS 142 does not provide for restatement of the Company's results of operations for periods ending prior to January 1, 2002. Goodwill amortization was $1.7 million in 2001.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement creates one accounting model, based on the framework established in SFAS 121, to be applied to all long-lived assets including discontinued operations. SFAS 144 was effective for the Company at the beginning of fiscal year 2002 and had no impact on the Company's financial statements.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The standard provides guidance for the accounting and reporting for the acquisition of all or part of a financial institution, excluding those transactions between two or more mutual enterprises. It also provides guidance for accounting for the impairment or disposal of long-term customer-relationship intangible assets of financial institutions, including the long-term customer-relationship intangibles of mutual enterprises. The provisions of this statement primarily take effect for relevant activities that occur on or after October 1, 2002, with earlier adoption permitted in some cases. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure requirements. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has adopted the disclosure provisions of this Interpretation in the Notes to the Consolidated Financial Statements included in this annual report. The Company will comply with the recognition and measurement provisions of FIN 45 beginning January 1, 2003. The Company does not believe that the adoption of this Interpretation will have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." The standard provides additional transition guidance for companies that elect to voluntarily adopt the fair-value method of accounting for stock-based compensation. In addition, it requires more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for annual financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after such date. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or more commonly referred to as "special purpose entities") and how to determine when and which business enterprise should consolidate the special purpose entity. The Interpretation applies immediately to entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of this Interpretation will have a material impact on the Company's consolidated financial statements.

Deferred Income Taxes
During the current year, the Company sustained continuing losses that gave rise to net deferred tax assets of $6.3 million. As it is more likely than not that the Company will be unable to realize any tax benefit as a result of the current operating losses, the Company recorded a full valuation allowance against the deferred tax assets to reflect this uncertainty.

Additional Minimum Pension Liability
At the September 30, 2002 measurement date for the valuation of the Company's obligation for its defined benefit pension plan, the accumulated benefit obligation exceeded the fair value of plan assets and the Company's recorded accrued pension cost. As a result, under SFAS 87, the Company recorded an additional minimum liability in the amount of $7.4 million. Recognition of an additional minimum liability does not affect pension expense. Instead, a corresponding intangible asset was recognized equal to the amount of unrecognized prior service cost of $2.2 million. Since the additional minimum liability exceeded the unrecognized prior service cost, the Company reported the excess of $5.2 million, net of tax of $0, as a separate component of stockholder's equity (i.e. a reduction of comprehensive income).

Legal Proceedings
On or about February 26, 2002, Peter Joseph, a director and Vice President of the Company, commenced a lawsuit (the "Derivative Lawsuit") against the Company, the Company's sole shareholder, Lancer, and Paul Levy (also a director, Chairman of the Board and Vice President of the Company) in the Court of Chancery in Delaware, challenging certain corporate actions by Lancer and the Company. Both Messrs. Levy and Joseph are also directors, officers and shareholders of Lancer. Following commencement of the Derivative Lawsuit, special litigation committees ("SLCs") of the boards of each of Lancer and the Company investigated the allegations of the complaint and concluded that the suit was largely without merit. An agreement in principle to settle the Derivative Lawsuit has been reached by the parties and approved by the board of Lancer. The settlement remains subject to review and approval by the Court of Chancery in Delaware. The Company does not expect that the Derivative Lawsuit or the proposed settlement will have a material adverse effect on the Company.

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

In connection with the Kaydon lawsuit, the Company has incurred legal fees through December 31, 2002, and accordingly has recognized a provision for these expenses. The Company carries directors and officers insurance coverage; however, the Company's insurance carrier has initially denied full coverage for the legal fees incurred to date to defend the Company in this lawsuit. The Company believes that this lawsuit and the legal fees generated by this lawsuit are covered under the Company's insurance policy. The Company has engaged legal counsel to assist in the negotiations with the insurance carrier and will likely continue through litigation if an agreeable solution is not reached. The Company does not believe it will be responsible for the legal fees incurred to date for the Kaydon lawsuit, but until such time these legal fees are recovered, the Company will continue to expense the fees as incurred.

Resignation of Chief Executive Officer
As reported on the Company's Form 8-K dated February 7, 2003, the Company announced that Stephen K. Clough resigned as its President and Chief Executive Officer to pursue other business interests and to spend more time in Florida with his family where it resides. Mr. Clough joined Fairfield in August 1998 and was responsible for its development of an offshore manufacturing facility and procurement function in India. Mr. Clough will continue to serve as a director of Fairfield. Mr. W.B. (Bill) Lechman, a director of Fairfield and its former President and Chief Executive Officer, will assume the duties of Interim President and Chief Executive Officer until a permanent replacement is found. Mr. Lechman has been a long-time resident of Lafayette, Indiana.

Results of Operations

The Company's net sales and profits have been adversely affected by the general slowdown in the economy and the continuing recession, as well as a result of pricing pressure from foreign competitors, principally due to the strong U.S. dollar during 2000 to 2002. Even though the U.S. dollar has recently weakened, the competitive pricing environment remains unchanged. In addition, the Company's profitability has suffered due to an unfavorable product mix, which is a result of the Company's decision to take on new business at lower margins to get through the economic downturn coupled with a decrease in volume on higher margin sales. The Company's current level of sales and profits has strained its liquidity and capital resources, and the present market conditions are expected to continue for the foreseeable future.

Fiscal Year 2002 Compared with Fiscal Year 2001
Net sales for 2002 increased $2.6 million to $140.9 million compared to $138.3 million in 2001, a 1.9% increase. The market downturn began in the second half of 2000 and has continued throughout 2002 for many of the Company's markets. The most severe market downturn occurred in the access platform market where the Company not only suffered the market downturn but also further margin erosion even with the implementation of its off-shore sourcing program and investment. New programs by the Company in the on-highway and industrial markets primarily drove the increase in sales. These new programs are at lower margins which the Company pursued to work through the economic downturn. The Company experienced a slight recovery in the agriculture market, and some recovery in the road rehabilitation market during 2002 as compared to 2001. While the Company's sales into mining, rail and oil related markets declined less than its sales in the access platform market, these markets suffered a steeper decline in the fourth quarter. The Company believes that the downturn in several of its core markets is a direct result of the slowdown in the U.S. economy, tight lending and capital policies, and pricing pressure from foreign competition. The Company continues to execute its expansion plans at Fairfield Atlas Limited ("FAL"), the Company's subsidiary in India, to gain access to new markets and to develop a low cost manufacturing and procurement base for certain products. Those operations are growing more slowly than anticipated and recent world and regional events have continued to disrupt the benefits expected from them.

Cost of sales for 2002 increased $10.8 million to $135.3 million, or 96.0% of net sales, compared to $124.5 million, or 90.0% of net sales in 2001. The decrease in gross margin relates to the decision to accept lower margin new business through the economic downturn, production inefficiencies due to the launch of new business, higher healthcare costs, unfavorable product mix and continued pricing pressure.

Selling, general and administrative expenses ("SG&A") decreased to $14.2 million in 2002, compared to $14.7 million in 2001. The decrease in SG&A expenses reflects the fact that goodwill is no longer amortized under SFAS 142. Goodwill amortization was $1.7 million in 2001. The benefit of lower goodwill amortization in 2002 is offset by legal expenses incurred as a result of the Kaydon litigation discussed above and in Note 18 of this annual report.

Loss from operations increased $7.7 million, to $8.6 million compared to $0.9 million in 2001 due to the reasons stated above. Other expense for 2002 was $0.1 million.

Interest expense, including amortization of deferred financing costs, was $12.0 million for 2002 compared to $11.2 million in 2001. The increase reflects higher borrowings due to the FAL expansion, reduced short term interest rates on lower cash balances and increased margins over LIBOR on the Company's senior credit facility due to the amendments to the Company's senior debt agreement as discussed below and in Note 13 of this annual report.

The Company's 2002 net loss of $65.0 million includes a one-time, non-cash charge for goodwill impairment of $46.5 million recognized upon adoption of SFAS 142 discussed above and in Note 12 of this annual report. The Company's net loss in 2001 was $8.4 million.

Fiscal Year 2001 Compared with Fiscal Year 2000
Net sales for 2001 decreased $22.8 million to $138.3 million compared to $161.1 million in 2001, a 14.2% decrease. The market downturn began in the second half of 2000 and continued throughout all of 2001 for many of the Company's markets. The most severe market downturn occurred in the access platform market. Additional softness continued in the road rehabilitation and agriculture markets. Market demand for rail was higher in the first half of 2001 but declined during the second half of 2001 compared to 2000. Although the on-highway market continues to remain depressed, the Company introduced new programs in this market resulting in higher on-highway sales during the second half of 2001 versus 2000.

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

The effective tax rates for 2001 and 2000 were 27.8% and 43.5% respectively. See Note 10 to this annual report for a further discussion of income taxes.

The Company's net income decreased $15.3 million to an $8.4 million loss for 2001 compared to $6.9 million for 2000 due to the reasons discussed above. Net income available to common stockholder for 2001 decreased $15.6 million to $(14.5) million compared to $1.1 million net income available to common stockholder for 2000.

Liquidity and Capital Resources

Net cash provided by operations decreased $4.7 million for the year ended December 31, 2002 compared to 2001. Net cash provided by operations was $(6.9), $(2.2) and $13.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. This decrease is primarily due to lower profitability offset in part by an increase in accrued liabilities. Working capital less cash at December 31, 2002 decreased to $9.2 million from $14.1 million at December 31, 2001.

Net capital expenditures for various machine tools, equipment and building improvement items totaled $3.6, $7.9 and $3.9 million for the fiscal years ended December 31, 2002, 2001 and 2000, respectively, exclusive of $0.2, $1.1, and $0.8 million which was funded by accounts payable at the respective period end in 2002, 2001 and 2000. The capital expenditures for 2002, 2001 and 2000 have been primarily for the FAL expansion.

Net cash provided by financing activities was $7.7, $6.5 and $(6.7) million in 2002, 2001 and 2000, respectively. The additional proceeds from issuance of long-term debt relates to additional term loans used to finance the FAL expansion and operations. In similar respects to 2001, the net cash provided in 2002 resulted primarily from the preferred stock dividends paid in kind (described below) and the proceeds from the issuance of long-term debt.

Credit Facilities
The Company has a Credit Facility provided to it by General Electric Capital Corporation ("GE Capital"). At December 31, 2002, the Company has $15.0 million of term loans outstanding under the Credit Facility. In connection with the FAL acquisition in 2000, GE Capital extended a Credit Facility to FAL in India and, in June 2001, agreed to allow FAL to obtain multiple disbursements term loans and a working capital facility. Pursuant to the Credit Facilities, FAL is allowed to borrow up to $12.0 million, all of which borrowings are guaranteed by the Company. At December 31, 2002, FAL has approximately $11.8 million of loans outstanding. In addition, the Credit Facility provides for $20.0 million of revolving loans to the Company, including up to $4.0 million under a letter of credit subfacility of which $0.8 million is outstanding at December 31, 2002, subject to certain conditions described below.

At December 31, 2002, the Company has $8.3 million of availability under the revolver, calculated as the difference between the aggregate borrowing limit under the revolver and the Company's total revolving borrowings under the Credit Facility. An updated appraisal of the Company's inventory was completed in March 2003. Although not effective at the end of the year, if the updated appraisal value was applied to the revolver availability calculation at December 31, 2002, the availability would have been reduced by $2.3 million. The Company has the option of increasing the revolver availability by up to $5.0 million, subject to the satisfaction of certain conditions. Also, the Company may incur up to an additional $12.0 million of loans under the Credit Facility in the event it is required, under its guarantee, to repay GE Capital any loans made by GE Capital to FAL. Commitments under the revolver terminate on July 1, 2005. All borrowings outstanding under the credit facility are payable in a single principal payment on July 1, 2005.

The Company's borrowing base for borrowings of revolving loans (which borrowing base is based on eligible accounts receivable and inventory) must exceed revolving loans by at least $7 million, which may have the effect of reducing the Company's availability under the revolving credit facility. The Company's availability under the revolver is subject to additional restrictions should the Company pay preferred stock dividends. Also, the Company's aggregate borrowings under the Credit Facility are capped by the sum of the Company's eligible accounts receivable and appraised values of inventory, real property and machinery and equipment. The Company and GE Capital amended the Credit Facility on September 5, 2002 to, among other matters, eliminate certain restrictive financial covenants. In connection with the amendment, the interest rates on the Company's borrowings were increased, and the Company incurred an amendment fee of $0.1 million.

As discussed above and in Note 12 of this annual report, the Company recorded a transitional impairment loss on goodwill of $46.5 million effective January 1, 2002 in accordance with SFAS 142. In conjunction with the amendment, the Company obtained written confirmation from its senior lender that the impairment loss would not result in the assertion of a default under the existing material adverse effect clause stated in the credit agreement. Per the credit agreement, the senior lender reserves the right to deem the Credit Facility in default, and in those limited circumstances, could accelerate payment of the outstanding loan balances under the Credit Facility, should the Company undergo a material adverse effect. While the criteria defining a material adverse effect are not objectively determinable, the Company does not believe its exercise is probable. In addition, the Company believes that the credit agreement entered into with its senior lender in form and intent is long-term in nature. Accordingly, the Company continues to consider classification of its senior term loans as long-term to be appropriate.

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

Until recently, the Company has relied principally on cash flow from operations to pay operating expenses, capital expenditures, interest and other expenses, and has not had to rely on borrowings under its Credit Facility. Due to continuing losses incurred in 2002 and 2001, resulting in reductions in cash from operations, the Company may not be able to continue to rely on operating cash and may be required to borrow funds on the revolver under its Credit Facility. The Company's ability to borrow under the Credit Facility is subject to the conditions described above. The Company expects to meet these conditions and have borrowing capacity available during 2003, although no assurance can be given. If the Company's borrowing limit is reached and its senior lender does not agree to amend, and thereby extend the available borrowings, the Company will not be able to borrow under the Credit Facility and, as a result, may have liquidity concerns. In addition, if the Company fails to satisfy the covenants in its Credit Facility, the senior lender may accelerate the Company's obligations, in which case all loans under the Credit Facility would be immediately due and payable. If the senior lender so accelerates its loans, the Company's Senior Subordinated Notes and the Exchangeable Preferred Stock (described below) would also be immediately due and payable.

9-5/8% Senior Subordinated Notes due 2008
On May 19, 1999, the Company issued $100 million of 9-5/8% Senior Subordinated Notes due October 15, 2008. The proceeds of the offering were used by the Company as follows; 1) approximately $68.6 million was used to redeem the 11-3/8% Senior Subordinated Notes due 2001; 2) approximately $27.7 million was used to reduce outstanding amounts under its Credit Facility and; 3) approximately $3.7 million was used to pay the fees and expenses of the offering.

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

The Exchangeable Preferred Stock pays dividends at a rate equal to 11-1/4% per annum of the liquidation preference per share, payable semiannually on each March 15 and September 15 in cash, or, on or prior to March 15, 2002, in kind on each March 15 and September 15. Interest on the Exchange Debentures is also 11-1/4% per annum. The Company elected to pay the March 15, 2001, September 15, 2001 and March 15, 2002 Exchangeable Preferred Stock dividends in kind and, in connection therewith, issued 2,812.5 and 2,970.7 and 3,137.8 shares of Exchangeable Preferred Stock to the holders of record as of March 1, 2001, September 1, 2001 and March 1, 2002, respectively.

The Company elected not to pay the September 15, 2002 Exchangeable Preferred Stock dividend. In addition, as reported in the Company's March 14, 2003 Form 8-K, the Company will not pay the March 15, 2003 Exchangeable Preferred Stock dividend. Accordingly, the dividends will continue to accrue in accordance with the terms of the agreement relating to the preferred stock. If the Company fails to pay dividends with respect to three or more semi-annual dividend periods (whether or not consecutive), the holders of the preferred stock, by majority vote, will be entitled to elect the lesser of two directors or that number of directors constituting at least 25% of the Company's board of directors.

Critical Accounting Policies

In addition to the "Recent Accounting Pronouncements" and discussion of the Company's capital structure components described above, the Company believes the following accounting policies are significant and important to fully understanding the financial results of the Company:

Allowance for Doubtful Accounts. The Company's accounts receivable are comprised of amounts owed to the Company for the sales of its products net of an allowance for doubtful accounts. The Company's estimate of this allowance is based on historical customer payment experience and reflects the Company's best estimate of collectibility. Future events and circumstances related to the financial condition of the Company's customers could materially change these estimates.

Inventory Valuation. Inventories are valued at the lower of cost or market. Cost is generally determined on the last-in, first-out (LIFO) basis for U.S. inventories and on the first-in, first-out (FIFO) basis for non-U.S. inventories. Where appropriate, standard cost systems are utilized for purposes of determining costs. The standards are adjusted as necessary to ensure they approximate actual costs. Inventory values are reduced by the amount of inventory on hand that is identified to be slow-moving or obsolete.

Retirement Benefits. The Company's pension and other postretirement and postemployment benefit costs and obligations are dependent upon key assumptions used by actuaries in calculating such amounts. In addition, actuaries use similar assumptions and industry guidelines to calculate the funding contributions the Company must make to the pension plan. These assumptions include discount rates, wage rate increases, long-term return on plan assets, retirement rates, mortality rates and other factors. The Company is required to consider current market conditions, including changes in interest rates, in setting these assumptions. Changes in retirement benefit costs, the recognized obligation and employer funding requirements may occur in the future as a result of a number of factors, including changes to these assumptions. While the Company believes that the assumptions used are appropriate, no assurance can be given that actual experience will not differ from the chosen assumptions. See Note 9 of this annual report for more information regarding the Company's retirement benefits.

Open Market Purchases and Shareholder Contributions

The Company and its affiliates, including Lancer, have purchased and, from time to time, may purchase in open-market transactions the 9-5/8% Senior Subordinated Notes due 2008 and/or the 11-1/4% Cumulative Exchangeable Preferred Stock.

Under the Tax Sharing Agreement (as defined hereinafter), Lancer made capital contributions to the Company of $0, $0 and $2.1 million in 2002, 2001 and 2000, respectively. No contributions were made in 2002 or 2001 because the Company did not generate any income. See Note 10 to this annual report for a further discussion of capital contributions made pursuant to the Tax Sharing Agreement.

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
  restrictions imposed by the terms of the Company's indebtedness, and the acceleration of all of the Company's indebtedness in the event the senior lender accelerates amounts due under the Credit Facility;
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
  the Company's ability to manage and execute its strategy with regard to the FAL acquisition;
  the control of Lancer, the Company's sole shareholder; and
  future capital requirements.
Item 7 (a).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not own any interest in derivative financial or commodity instruments as of December 31, 2002. The effect of reasonably possible market movements in interest rates is not expected to have a material impact on the Company's future cash flows or earnings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements beginning at page F-1 herein.
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the directors and executive officers of the Company, including their respective ages as of March 3, 2003.

Name	Age	Position

Paul S. Levy	55	Chairman of the Board, Vice President and Assistant Secretary
Peter A. Joseph	50	Director, Vice President and Secretary
W. B. Lechman	70	Director, President and Chief Executive Officer
Stephen K. Clough	49	Director
Andrew R. Heyer	45	Director
Leonard Green	76	Director
Joshua J. Angel	67	Director
Richard A. Bush	45	Vice President and Chief Financial Officer
James R. Dammon	59	Vice President Engineering
Mark D. Gustus	43	Vice President India Operations
William V. Lewis	55	Vice President Human Resources
Kenneth A. Russell	44	Vice President Manufacturing
Paul M. Schlueter	47	Vice President Sales North America
Clement L. Strimel	41	Vice President International Business Development

Mr. Levy was elected Chairman of the Board effective August 1998. Mr. Levy has been Vice President and Assistant Secretary and a Director of the Company since 1989. Mr. Levy has been a General Partner of JLL Partners since its inception in 1988. Mr. Levy has served as Chief Executive Officer and Chairman of the Board of Directors of Lancer since July 1989. Mr. Levy is also on the Board of Directors of Hayes Lemmerz International, Inc., New World Pasta Company, AdvancePCS, IASIS Healthcare, Motor Coach Industries International and Builders FirstSource, Inc.

Mr. Joseph has been Vice President, Director and Secretary of the Company since 1989. Mr. Joseph has served as President of Lancer since April 1992 and as Secretary and Director of Lancer since July 1989. Mr. Joseph has been a principal of Palladium Equity Partners, LLC since 1998. Prior to that, he was a partner of Joseph Littlejohn & Levy, since renamed JLL Partners.

Mr. Lechman was appointed the President and Chief Executive Officer effective February 7, 2003 upon the resignation of Mr. Clough. Mr. Lechman has been a Director of the Company since 1989. Mr. Lechman served as Chairman of the Board from October 1994 to July 1997 and as President and Chief Executive Officer of the Company from 1989 to October 1994. Mr. Lechman serves on the Board of Directors of Lafayette Junior Achievement and AGMA Foundation, and he is President Emeritus of the American Gear Manufacturers Association.

Mr. Clough was the President and Chief Executive Officer of the Company from August 1998 until February 7, 2003 when he resigned. Mr. Clough continues to serve as a director of the Company. Prior to his appointment, Mr. Clough was employed by Kaydon Corporation where he served as the President and Chief Executive Officer from June 1996 to June 1998 and the President and Chief Operating Officer from September 1989 to June 1996.

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

Mr. Gustus has been Vice President and General Manager India Operations since June 2002. Prior to his present position, Mr. Gustus was Vice President Operations of the Lafayette, Indiana facility. Mr. Gustus has been with the Company for over 20 years.

Mr. Lewis has been Vice President Human Resources since July 1999. Prior to his present position, Mr. Lewis was Vice President, Human Resources, Manufacturing and Distribution for PolyGram and Universal Music Group from 1993 to June 1999. From 1972 to 1992, Mr. Lewis was with Aluminum Company of America (ALCOA) where he served in various human resource positions.

Mr. Russell has been Vice President Manufacturing since June 2002. Prior to his present position, Mr. Russell was Vice President Manufacturing Engineering since September 2001. Prior to joining Fairfield, Mr. Russell was with Kaydon Corporation for 22 years, most recently as Plant Manager from July 1993 to September 2001.

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

Compensation of Directors

Each of Messrs. Lechman, Green and Angel is paid an annual fee of $10,000 and an additional $1,000 for every Board of Directors meeting attended. Mr. Lechman entered into a consulting agreement with the Company in August 1997 that expired July 2001. Beginning January 1, 2002, Mr. Lechman entered into a new consulting agreement with the Company (see Note 3 to the Consolidated Financial Statements and Item 11, "Employment and Consulting Agreements"). Effective February 7, 2003, Mr. Clough entered into a consulting agreement with the Company (see Note 3 to the Consolidated Financial Statements and Item 11, "Employment and Consulting Agreements"). No other directors receive any additional compensation for services performed as a director or for serving on committees of the Board of Directors of the Company or for meeting attendance.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth for each of the fiscal years ending December 31, 2002, 2001 and 2000, the compensation paid to or accrued by the Company for the Chief Executive Officer ("CEO") of the Company and each of the four most highly compensated executive officers other than the CEO (the "Named Executive Officers").

Summary Compensation Table

Name and		Annual Compensation			All Other
Principal Position	Year	Salary		Bonus(1)	Compensation(2)

Stephen K. Clough	2002	$416,000		$0	$24,164
President and Chief Executive	2001	416,031		0	20,175
Officer(4)	2000	416,200		203,174	19,190

Richard A. Bush	2002	$157,500		$0	$6,438
Vice President and Chief	2001	157,531		0	7,590
Financial Officer	2000	150,031		45,753	7,578

James R. Dammon	2002	$129,784		$0	$6,872
Vice President Engineering	2001	130,258		0	6,529
	2000	123,334		29,389	6,529

Mark D. Gustus	2002	$135,000		$0	$6,315
Vice President	2001	132,551		0	7,418
India Operations	2000	118,226		38,602	7,567

Kenneth A. Russell	2002	$129,170		$0	$30,040
Vice President Manufacturing	2001	44,103	(3)	0	6,955

(1)	Amounts shown were earned under the Fairfield Manufacturing Company, Inc. Management Incentive Compensation Plan.
(2)

Amounts shown include contributions by the Company to The 401(k) and Savings Plan For Employees of Fairfield Manufacturing Company, Inc. ("Savings Plan") for the benefit of the Named Executive Officers, imputed income on life insurance provided by the Company. Other compensation for Mr. Clough and Mr. Russell also includes the value of other fringe benefits provided by the Company.

(3)	Amount shown represents compensation from September, 2001 through December, 2001.
(4)	Mr. Clough resigned as President and Chief Executive Officer effective February 7, 2003.

Mr. W. B. Lechman was appointed President and Chief Executive Officer effective February 7, 2003. In his role as President and Chief Executive Officer, Mr. Lechman's base compensation is $5,000 per week and is eligible for such other benefits as are customary provided to the Company's executive officers.

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

	Estimated Annual Benefits for Years of Benefit Service Indicated(2)
Average Annual Compensation (1)	5	10	15	20	25	30	35
$100,000	$6,560	$13,119	$19,679	$26,239	$32,799	$39,358	$40,608
$125,000	8,372	16,744	25,117	33,489	41,861	50,233	51,796
$150,000	10,185	20,369	30,554	40,739	50,924	61,108	62,983
$175,000	11,997	23,994	35,992	47,989	59,986	71,983	74,171
$200,000 and over	13,810	27,619	41,429	55,239	69,049	82,858	85,358

(1) The preceding table illustrates the pension benefits provided by the Pension Plan, calculated on a straight life annuity basis, for an eligible employee retiring at age 65 in 2002. Average annual compensation covered under the Pension Plan is the highest average annual total compensation received from the Company for any 5 calendar years during the 10 years immediately preceding the participant's separation from service. Annual total compensation for Pension Plan purposes includes the base salary and bonus components of compensation as disclosed in the Summary Compensation Table. In order to comply with the terms of the Pension Plan and the requirements of the Internal Revenue Code, the compensation used in calculating a participant's pension is limited. This limit was $200,000 for 2002.

(2) At December 31, 2002 Messrs. Clough, Bush, Dammon, Gustus and Russell had 4, 8, 37, 21 and 1 years of credited service, respectively, for purposes of calculating their benefits under the Pension Plan.

Employment and Consulting Agreements

Effective January 1, 2002, Mr. Lechman entered into a consulting agreement with the Company. The compensation under this agreement to Mr. Lechman is $20,000 per year and is renewable annually (see Note 3 to the Consolidated Financial Statements and Item 10, "Compensation of Directors").

The Company was party to an employment agreement with Stephen K. Clough as the Company's President and Chief Executive Officer. Mr. Clough's agreement terminated on February 7, 2003 in connection with his resignation as President and Chief Executive Officer. Upon his resignation, Mr. Clough entered into a consulting agreement with the Company. The compensation under this agreement to Mr. Clough is an aggregate amount of $100,000 to be paid in monthly installments over the next 25-month period (see Note 3 to the Consolidated Financial Statements and Item 10, "Compensation of Directors").
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of December 31, 2002 by (i) each person known by the Company to beneficially own in excess of 5% of the outstanding shares of the Company's common stock, (ii) each director of the Company and (iii) the directors and executive officers of the Company as a group, as listed in Item 10, "Directors and Executive Officers of the Registrant."

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

(2)

Lancer has one class of common stock, Class B Common Stock, with a par value of $478.44 per share. Lancer's common stock is held as follows: (i) Canadian Imperial Bank of Commerce ("CIBC"), through affiliates, beneficially owns approximately 23% of Lancer's common stock, (ii) certain entities affiliated with Mutual Series Fund (the "Mutual Entities") own approximately 27% of Lancer's common stock, (iii) Mr. Paul S. Levy, the Chairman of the Board and Chief Executive Officer of the Company, directly and through his participation in the Lancer Employee Stock Ownership Plan (the "ESOP") beneficially owns approximately 23% of Lancer's common stock, and through a proxy in his favor to vote the shares of Lancer's common stock beneficially owned by CIBC and others, has the right to direct the voting of over 50% of Lancer's common stock, and (iv) Mr. Peter A. Joseph, a Vice President and a Director of the Company, directly, through a trust and through his participation in the ESOP, beneficially owns and has the right to direct the voting of approximately 17% of Lancer's common stock. Mr. Levy, the Mutual Entities and an affiliate of CIBC are parties to a stockholders' arrangement relating to the composition of the Board of Directors of Lancer and certain other matters. Mr. Levy is the Chairman of the Board and Chief Executive Officer of Lancer. Mr. Joseph is the President and a Director of Lancer. Mr. Heyer, a Director of the Company, is a Director of Lancer and a Managing Director of an affiliate of CIBC.

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

Management Services

Prior to his resignation, Stephen Clough, the Company's President and Chief Executive Officer, was providing management services to Motor Coach Industries, Inc. ("MCI"), which is controlled and majority-owned by Joseph Littlejohn & Levy Fund III. Messrs. Levy and Joseph have an interest in MCI. An affiliate of CIBC, in which Mr. Heyer is a general partner, has an equity interest in MCI. See Item 10, "Directors and Executive Officers of the Registrant" and Item 12, "Security Ownership of Certain Beneficial Owners and Management."

Mr. Clough began rendering management services in January 2001 and continued to provide them to MCI during 2002. MCI is obligated to reimburse the Company for all expenses related to such services, including the salary of, and other compensation to, Mr. Clough (based on the portion of his time spent on MCI). In 2002 and 2001, MCI paid the Company $0.1 million annually as reimbursement of the Company's expenses related to the provision of such services by Mr. Clough (see Item 11, "Employment and Consulting Agreements").

Other Arrangements with Lancer

From time to time, Lancer incurs legal, accounting and miscellaneous other expenses on behalf of the Company. In fiscal 2002, 2001 and 2000, Lancer incurred reimbursable expenses on the Company's behalf of approximately $0.1, $0.2 and $0.2 million, respectively.
Item 14.	CONTROLS AND PROCEDURES

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

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) and (2):
See Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1.

(3)	The following is a list of exhibits hereto required to be filed by Item 601 of Regulation S-K of the Securities and Exchange Commission:

Exhibit No.	Description
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

(10) (a)

The Amended and Restated Loan Agreement, dated as December 30, 1999, among Fairfield, as borrower, the financial institutions party thereto as lenders, and General Electric Capital Corporation ("GECC"), as agent, incorporated by reference from Exhibit 10(a) to the Company's Form 10-K as filed with the Securities and Exchange Commission on February 29, 2000 (the "1999 Form 10-K").

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
(10) (t)

Second Amendment to Mortgage Assignment of Leases, Rents and Profits, Security Agreement and Fixture Filing, dated as of December 5, 1996, between Fairfield and GECC, as agent, incorporated by reference from Exhibit 10(dd) to the Company's Form 10-K as filed with the Securities and Exchange Commission on February 25, 1997.

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
(10) (z)

First Amendment, dated as of October 6, 2000, an Amended and Restated Loan Agreement, dated as of December 30, 1999, between Fairfield Manufacturing Company, Inc., the financial institutions party as lenders and General Electric Capital Corporation as administrative agent, incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2000.

(10) (aa)

Second Amendment, dated as of June 12, 2001, an Amended and Restated Loan Agreement, dated as of December 30, 1999 between Fairfield Manufacturing Company, Inc., the financial institutions party as lenders and General Electric Capital Corporation as administrative agent, incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q as filed with the Securities and Exchange Commission on October 16, 2001 (the "2001 Third Quarter 10-Q").

(10) (bb)

Third Amendment, dated as of August 14, 2001, an Amended and Restated Loan Agreement, dated as of December 30, 1999 between Fairfield Manufacturing Company, Inc., the financial institutions party as lenders and General Electric Capital Corporation as administrative agent, incorporated by reference from Exhibit 10.2 to the 2001 Third Quarter 10-Q.

(10) (cc)

Fourth Amendment, dated as of March 18, 2002, an Amended and Restated Loan Agreement, dated as of December 30, 1999 between Fairfield Manufacturing Company, Inc., the financial institutions party as lenders and General Electric Capital Corporation as administrative agent, incorporated by reference from Exhibit 10(cc) to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 26, 2002.

(10) (dd)

Fifth Amendment, dated as of September 5, 2002, an Amended and Restated Loan Agreement, dated as of December 30, 1999, between Fairfield Manufacturing Company, Inc., the financial institutions party as lenders and General Electric Capital Corporation as administrative agent, incorporated by reference from Exhibit 10(dd) to the Company's Form 10-Q as filed with the Securities and Exchange Commission on September 11, 2002.

(21)	Subsidiaries of Fairfield Manufacturing Company, Inc. T-H Licensing, Inc. Fairfield Atlas Limited

(b)	No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

FAIRFIELD MANUFACTURING COMPANY, INC.

By	/s/ Richard A. Bush
Richard A. Bush Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.
/s/ Paul S. Levy	/s/ W. B. Lechman
Paul S. Levy Chairman of the Board, Vice President and Assistant Secretary	W. B. Lechman Director, President and Chief Executive Officer

/s/ Stephen K. Clough	/s/ Andrew R. Heyer
Stephen K. Clough Director	Andrew R. Heyer Director

/s/ Leonard Green	/s/ Joshua J. Angel
Leonard Green Director	Joshua J. Angel Director

/s/ Peter A. Joseph
Peter A. Joseph Director

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, W. B. Lechman, certify that:

1. I have reviewed this annual report on Form 10-K of Fairfield Manufacturing Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ W. B. Lechman
W. B. Lechman President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Richard A. Bush, certify that:

1. I have reviewed this annual report on Form 10-K of Fairfield Manufacturing Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ Richard A. Bush
Richard A. Bush Vice President and Chief Financial Officer

FAIRFIELD MANUFACTURING COMPANY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants

To the Board of Directors and Stockholder

of Fairfield Manufacturing Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Fairfield Manufacturing Company, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, the Company's senior lender reserves the right to deem the credit facility in default, and in those limited circumstances, could accelerate payment of the outstanding loan balances should the Company undergo a material adverse effect. In addition and as discussed in Note 12 to the consolidated financial statements, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
March 26, 2003

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(In thousands, except share data)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$10,063	$12,817
Trade receivables, less allowance of $1,319 and $1,176 in 2002 and 2001, respectively	17,256	17,488
Inventory	25,598	27,752
Other current assets	2,698	1,155
Total current assets	55,615	59,212

Property, plant and equipment, net	58,069	65,066

Other assets:
Excess of investment over net assets acquired	--	46,451
Deferred financing costs, less accumulated amortization of $2,007 and $1,514 in 2002 and 2001, respectively	1,813	2,101
Intangible pension asset	2,183	--
Total other assets	3,996	48,552

Total assets	$117,680	$172,830

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,853	$10,526
Accrued liabilities	23,157	17,803
Due to parent	2,353	2,154
Deferred income taxes	--	1,784
Total current liabilities	36,363	32,267

Accrued retirement costs	24,606	16,423
Deferred income taxes	--	1,352
Long-term debt	126,821	118,914
Minority interest	--	336
Commitments and contingencies (Note 18)

11-1/4% Cumulative exchangeable preferred stock	57,729	54,400

Stockholder's equity (deficit):
Common stock: par value $.01 per share, 10,000,000 shares authorized, 9,117,000 and 9,117,000 issued and outstanding in 2002 and 2001, respectively	91	91
Additional paid-in capital	48,386	48,386
Accumulated deficit	(170,944)	(99,234)
Accumulated other comprehensive income	(5,372)	(105)
Total stockholder's deficit	(127,839)	(50,862)

Total liabilities and stockholder's deficit	$117,680	$172,830

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended December 31, 2002
(In thousands)

	2002	2001	2000

Net sales	$140,948	$138,285	$161,159
Cost of sales	135,332	124,482	135,204
Selling, general and administrative expenses	14,204	14,684	13,412

Operating income (loss)	(8,588)	(881)	12,543

Interest expense, net	11,988	11,215	9,833
Other (income) expense, net (Note 16)	80	23	(9,487)

Income (loss) before income taxes and minority interest	(20,656)	(12,119)	12,197

Provision (benefit) for income taxes	(1,808)	(3,372)	5,307
Minority interest in net loss of consolidated subsidiary	337	396	25

Net income (loss) before effect of change in accounting principle	(18,511)	(8,351)	6,915

Effect of change in accounting principle	(46,451)	--	--

Net income (loss)	$(64,962)	$(8,351)	$6,915

Preferred stock dividends and discount accretion	(6,748)	(6,167)	(5,817)

Net income (loss) available to common stockholder	$(71,710)	$(14,518)	$1,098

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
For the Three Years Ended December 31, 2002
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stock- Holder's Equity (Deficit)
Balance, January 1, 2000	$87	$46,250	$(85,814)	$--	$(39,477)
Capital contribution	$4	$2,136	$--	$--	$2,140
Preferred stock dividends	--	--	(5,625)	--	(5,625)
Preferred stock discount accretion	--	--	(192)	--	(192)
Comprehensive income:
Net income (loss)	--	--	6,915	--	6,915
Foreign currency translation	--	--	--	(57)	(57)
Total comprehensive income	--	--	6,915	(57)	6,858
Balance, December 31, 2000	$91	$48,386	$(84,716)	$(57)	$(36,296)

Capital contribution	$--	$--	$--	$--	$--
Preferred stock dividends	--	--	(5,975)	--	(5,975)
Preferred stock discount accretion	--	--	(192)	--	(192)
Comprehensive income:
Net income (loss)	--	--	(8,351)	--	(8,351)
Foreign currency translation	--	--	--	(48)	(48)
Total comprehensive income	--	--	(8,351)	(48)	(8,399)
Balance, December 31, 2001	$91	$48,386	$(99,234)	$(105)	$(50,862)

Capital contribution	$--	$--	$--	$--	$--
Preferred stock dividends	--	--	(6,557)	--	(6,557)
Preferred stock discount accretion	--	--	(191)	--	(191)
Comprehensive income:
Net income (loss)	--	--	(64,962)	--	(64,962)
Foreign currency translation	--	--	--	(24)	(24)
Additional minimum pension adjustment	--	--	--	(5,243)	(5,243)
Total comprehensive income	--	--	(64,962)	(5,267)	(70,229)
Balance, December 31, 2002	$91	$48,386	$(170,944)	$(5,372)	$(127,839)

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Years Ended December 31, 2002
(In thousands)

	2002	2001	2000
Operating Activities:
Net income	$(64,962)	$(8,351)	$6,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,202	12,875	13,288
Change in accounting for goodwill	46,451	--	--
Minority interest	(337)	(397)	(25)
Deferred income taxes	(3,136)	(5,700)	76
Increase (decrease) in accrued retirement costs	757	(609)	506
Increase (decrease) in other long-term liabilities	--	--	(2,300)
Changes in working capital:
Trade receivables	235	707	1,517
Inventory	2,158	1,724	(6,065)
Prepaid expenses	(1,544)	(1,128)	3,494
Accounts payable	1,187	1,414	(28)
Due to parent	--	1,446	(42)
Accrued liabilities	2,132	(4,143)	(4,069)

Net cash provided (used) by operating activities	(6,857)	(2,162)	13,267

Investing Activities:
Additions to property, plant and equipment	(3,596)	(7,862)	(3,908)
Acquisition	--	--	123
Net cash used by investing activities	(3,596)	(7,862)	(3,785)

Financing Activities:
Capital contributions, under tax sharing agreement	--	--	2,140
Proceeds from issuance of long-term debt	7,902	6,567	2,457
Repayment of long-term debt	--	--	(5,604)
Payment of debt issuance costs/amendment fees	(205)	(95)	(70)
Payment of preferred stock dividends	--	--	(5,625)

Net cash provided (used) by financing activities	7,697	6,472	(6,702)

Effect of changes in exchange rates	2	(9)	(41)

Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents	(2,754)	(3,561)	2,739
Beginning of year	12,817	16,378	13,639

End of year	$10,063	$12,817	$16,378

Supplemental Disclosures:
Cash paid for:
Interest	$11,518	$10,955	$10,377
Federal taxes to parent under tax sharing agreement (Note 10)	--	708	5,190
State income taxes	--	--	703

Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable at end of period	$213	$1,081	$812
Preferred stock dividends accrued	5,290	1,871	1,677
Preferred stock dividends paid in kind	3,138	5,783	--

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

Fairfield manufactures high precision custom gears and assemblies and planetary gear systems at its Lafayette, Indiana and Belgaum, India facilities. Customers consist of original equipment manufacturers serving diverse markets which include on-highway, access platform, mining, rail, industrial, agricultural, road rehabilitation, construction, materials handling and forestry. T-H Licensing owns certain intangible assets including various patents and trademarks.

Principles of Consolidation

These consolidated financial statements include the accounts of Fairfield, T-H Licensing and FAL (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated. The results of FAL are consolidated on a one-month lag.

Revenue Recognition

Sales are recognized at the time of shipment to the customer. The Company records an allowance for sales returns based on experience and other relevant factors.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventory

Inventory is valued at the lower of last-in, first-out (LIFO) cost or market and on a first-in, first out (FIFO) basis for domestic and foreign operations, respectively. Where appropriate, standard cost systems are utilized for purposes of determining costs. The standards are adjusted as necessary to ensure they approximate actual costs. Inventory values are reduced by the amount of inventory on hand that is identified to be slow-moving or obsolete.

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

Comprehensive Income

In 1997, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, additional minimum pension adjustment and foreign currency translation adjustments and is presented in the Consolidated Statements of Stockholder's Equity.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement creates one accounting model, based on the framework established in SFAS 121, to be applied to all long-lived assets including discontinued operations. SFAS 144 was effective for the Company at the beginning of fiscal year 2002 and had no impact on the Company's financial statements.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The standard provides guidance for the accounting and reporting for the acquisition of all or part of a financial institution, excluding those transactions between two or more mutual enterprises. It also provides guidance for accounting for the impairment or disposal of long-term customer-relationship intangible assets of financial institutions, including the long-term customer-relationship intangibles of mutual enterprises. The provisions of this statement primarily take effect for relevant activities that occur on or after October 1, 2002, with earlier adoption permitted in some cases. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." The standard provides additional transition guidance for companies that elect to voluntarily adopt the fair-value method of accounting for stock-based compensation. In addition, it requires more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for annual financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after such date. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or more commonly referred to as "special purpose entities") and how to determine when and which business enterprise should consolidate the special purpose entity. The Interpretation applies immediately to entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of this Interpretation will have a material impact on the Company's consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of financial assets held by the Company approximate their carrying value. The fair value of financial liabilities, other than Senior Subordinated Notes ("Notes") and Cumulative Exchangeable Preferred Stock, also approximate their carrying value. The estimated fair value of the Notes and Cumulative Exchangeable Preferred Stock at December 31, 2002 were approximately 20.0% and 5.0% of their carrying value, respectively, based on quoted market prices and recent trades of similar issues.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

2. Concentrations of Risk

The Company grants credit without collateral to most of its customers. No customer sales accounted for 10% or more of the Company's net sales in 2002. Sales to General Electric accounted for approximately 11.6% of the Company's net sales in 2001. Sales to JLG, General Electric and Genie accounted for approximately 12.6%, 10.1% and 10.0% of the Company's net sales in 2000, respectively. Raw material purchases from The Timken Company represented approximately 10.8% of raw material purchases in 2002, 10.4% in 2001 and 10.5% in 2000. Alternative sources are available to fulfill each of the Company's major raw material requirements.

3. Related Party Transactions

Consulting Agreement

Effective January 1, 2002, Mr. W.B. Lechman, President and Chief Executive Officer effective February 7, 2003 (see Note 19), entered into a consulting agreement with the Company. The compensation under this agreement to Mr. Lechman is $20 per year and is renewable annually.

Upon the resignation of Stephen K. Clough as President and Chief Executive Officer effective February 7, 2003 (see Note 19), Mr. Clough entered into a consulting agreement with the Company. The compensation under this agreement to Mr. Clough is an aggregate amount of $100 to be paid in monthly installments over the next 25-month period.

Management Services

Prior to his resignation (discussed above), Mr. Clough was providing management services to Motor Coach Industries, Inc. ("MCI"), which is controlled and majority-owned by Joseph Littlejohn & Levy Fund III. Messrs. Levy and Joseph have an interest in MCI. An affiliate of CIBC, in which Mr. Heyer is a general partner, has an equity interest in MCI.

Mr. Clough began rendering management services in January 2001 and continued to provide them to MCI during 2002. MCI is obligated to reimburse the Company for all expenses related to such services, including the salary of, and other compensation to, Mr. Clough (based on the portion of his time spent on MCI). In 2002 and 2001, MCI paid the Company $100 annually as reimbursement of the Company's expenses related to the provision of such services by Mr. Clough.

Other Arrangements with Parent

From time to time, Lancer incurs legal, accounting and miscellaneous other expenses on behalf of the Company. In fiscal 2002, 2001 and 2000, Lancer incurred reimbursable expenses on the Company's behalf of approximately $100, $200 and $200, respectively.

4. Acquisition

On October 3, 2000, the Company, through its wholly owned subsidiary T-H Licensing, acquired newly issued shares representing 75.77% of Atlas Gears Limited for $4,500. Atlas Gears Limited changed its name to Fairfield Atlas Limited (or FAL) in the first quarter of 2001. FAL, headquartered in Mumbai, India with manufacturing facilities located near Belgaum, India, manufactures custom gears primarily for the agricultural, off-road, and light commercial vehicle markets in India. The Company acquired FAL to gain a low cost manufacturing and procurement base.

The acquisition has been accounted for as a purchase and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition on a one-month lag. The excess of the purchase price over the fair value of net assets acquired was approximately $2,100 and was recorded as goodwill. This goodwill was subsequently written off upon adoption of SFAS 142 discussed in Note 12 of this report.

5. Operations by Geographic Area

Revenues, loss from operations and total assets, net of eliminations, by domestic and foreign operations are as follows:

	U.S. Operations	Foreign Operations	Consolidated Total

2002:
Sales	$136,003	$4,945	$140,948
Operating income (loss)	(7,239)	(1,349)	(8,588)
Assets	106,478	11,202	117,680

2001:
Sales	$133,667	$4,618	$138,285
Operating income (loss)	46	(927)	(881)
Assets	163,264	9,566	172,830

2000:
Sales	$160,077	$1,082	$161,159
Operating income (loss)	12,470	73	12,543
Assets	174,562	8,127	182,689

International sales, principally to India and Canada, accounted for $10,977, $11,193 and $8,752 of the Company's net sales in 2002, 2001 and 2000, respectively.

Custom gears and assemblies accounted for approximately $91,600, $79,700 and $76,900 of the Company's 2002, 2001 and 2000 net sales, respectively. Planetary gear systems accounted for approximately $49,300, $58,600 and $84,200 of the Company's 2002, 2001 and 2000 net sales, respectively.

6. Inventory

Inventory at December 31, consists of:

	2002	2001

Raw materials	$4,529	$4,259
Work in process	8,853	10,907
Finished products	12,216	12,586

	25,598	27,752
Less: Excess of FIFO cost over LIFO cost	--	--

	$25,598	$27,752

7. Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31, includes the following:

	2002	2001

Land and improvements	$1,959	$1,825
Buildings and improvements	25,048	24,782
Machinery and equipment	152,931	156,941

	179,938	183,548
Less: Accumulated depreciation	(121,869)	(118,482)

	$58,069	$65,066

Depreciation expense was $9,708, $10,604 and $11,109 for the years ended December 31, 2002, 2001 and 2000, respectively.

8. Accrued Liabilities

Accrued liabilities at December 31, are as follows:

	2002	2001

Compensation and employee benefits	$5,344	$4,616
Accrued retirement and post-employment	2,671	2,577
Interest payable	2,292	2,448
Accrued preferred stock dividends	5,290	1,871
Other	7,560	6,291

	$23,157	$17,803

9. Employee Benefit Plans

The following table presents information in regard to the Company's domestic defined benefit plans.
	Pension Benefits		Other Postretirement Benefits
	2002	2001	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$56,864	$50,396	$12,423	$11,171
Service cost	1,898	1,853	447	437
Interest cost	4,037	3,763	846	845
Participant contributions	--	--	565	563
Amendments	--	492	--	--
Actuarial loss	1,187	2,718	860	1,043
Benefits paid	(2,513)	(2,358)	(1,843)	(1,636)

Benefit obligation at end of year	61,473	56,864	13,298	12,423

Change in plan assets
Fair value of plan assets at beginning of year	43,177	45,343	--	--
Actual return on plan assets	(6,408)	(3,334)	--	--
Company contribution	1,473	3,526	1,278	1,073
Participant contributions	--	--	565	563
Benefits paid	(2,513)	(2,358)	(1,843)	(1,636)

Fair value of plan assets at end of year	35,729	43,177	--	--

Funded status	(25,743)	(13,688)	(13,298)	(12,423)
Unrecognized actuarial loss	14,625	2,741	4,549	3,900
Unrecognized prior service cost	2,183	2,502	51	61
Contribution during fourth quarter	285	333	--	--
Net amount recognized	$(8,650)	$(8,112)	$(8,698)	$(8,462)

Amounts recognized in the consolidated balance sheets
Accrued pension liability	(16,076)	(8,112)	(8,698)	(8,462)
Intangible pension asset	2,183	-	-	-
Accumulated other comprehensive income	5,243	-	-	-
Net amount recognized	$(8,650)	$(8,112)	$(8,698)	$(8,462)

Weighted average assumptions as of December 31:
Discount rate	6.50%	7.25%	6.50%	7.25%
Expected return on plan assets	7.25%	9.00%
Rate of compensation increase	3.00%	4.50%

At the September 30, 2002 measurement date for the valuation of the Company's obligation for its defined benefit pension plan, the accumulated benefit obligation exceeded the fair value of plan assets and the Company's recorded accrued pension cost. As a result, under SFAS 87, the Company recorded an additional minimum liability in the amount of $7,426. Recognition of an additional minimum liability does not affect pension expense. Instead, a corresponding intangible asset was recognized equal to the amount of unrecognized prior service cost of $2,183. Since the additional minimum liability exceeded the unrecognized prior service cost, the Company reported the excess of $5,243, net of tax of $0, as a separate component of stockholder's equity (i.e. a reduction of comprehensive income).

Other postretirement benefits provided by the Company include limited health care and life insurance benefits for certain retired employees. The health care cost trend rate is not a factor in the calculation of the other postretirement benefit obligation as the plan limits per capita benefits to a fixed level. Claims in excess of this amount are the responsibility of the retiree.

	Pension Benefits			Other Postretirement Benefits
Components of net periodic benefit cost:	2002	2001	2000	2002	2001	2000
Service cost	$1,898	$1,853	$2,062	$447	$437	$435
Interest cost	4,037	3,763	3,656	846	845	801
Expected return on plan assets	(4,290)	(4,063)	(3,620)	--	--	--
Recognized actuarial loss (gain)	--	(162)	--	212	181	196
Amortization of prior service cost (benefit)	319	280	280	10	(53)	(53)

Net periodic benefit cost	$1,964	$1,671	$2,378	$1,515	$1,410	$1,379

As discussed above, healthcare benefits provided by the Company are set at a fixed per capita amount. Consequently, changes in health care rates have no effect on the other postretirement benefit obligation, service cost or interest cost.

The Company has a contributory defined contribution savings plan which covers all of its eligible employees. Eligibility in the plan is obtained the month following hire with no minimum age requirement. A participant may make a basic contribution to the plan ranging from 2% to 6% of the participant's salary and a supplemental contribution of 2%, 4%, or 6% of the participant's salary. The Company matches 100% of the first 3% of the participant's basic contribution plus 50% of any additional basic contribution made by the participant. Expense recognized each of the years ended December 31, 2002, 2001 and 2000 was $1,335, $1,294 and $1,417, respectively.

The Company provides postemployment benefits to certain former and inactive employees. Net periodic postemployment benefit cost for years ended December 31, included the following components:

	2002	2001	2000

Service cost	$142	$137	$153
Interest cost	153	170	195
Amortization of unrecognized losses	--	--	17

	$295	$307	$365

The recorded liabilities for these postemployment benefits, none of which have been funded, are $2,502 and $2,427 at December 31, 2002 and 2001, respectively.

The Company maintains a separate plan for its foreign operations. The costs associated with maintaining the foreign plan were insignificant for the years ended December 31, 2002, 2001 and 2000.

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

The expense equivalent to provision for income taxes in each of the three years in the period ended December 31, consists of:

	2002	2001	2000

Current provision	$(1,599)	$(378)	$5,231
Deferred provision	(209)	(2,994)	76
Total provision for income taxes	$(1,808)	$(3,372)	$5,307

The expense equivalent to provision for income taxes for 2002, 2001 and 2000 results principally from current year operating results. For 2002, the provision was principally state, whereas the provision was principally federal for 2001 and 2000. The Company's provision for income taxes is net of a valuation allowance for income taxes as it is more likely than not, due to the Company's continuing losses, that the deferred tax assets will not be realized.

A reconciliation of the expected expense equivalent to provision for income taxes at the statutory federal income tax rate and the actual tax provision each of the three years ended December 31, is as follows:

	2002	2001	2000

Tax provision at 35% statutory rate	$(7,230)	$(4,242)	$4,269
State taxes, net of federal	(628)	(652)	323
Difference in rate and taxability of foreign subsidiary	1,033	636	45
Non-deductible amortization of excess of investment over net assets acquired	--	562	563
Adjustment to provision for tax contingencies	(1,342)	165	87
Valuation allowance	6,340	--	--
Other, net	19	159	20
Provision for income taxes	$(1,808)	$(3,372)	$5,307

Effective Rate	8.8%	27.8%	43.5%

Deferred income taxes applicable to temporary differences at December 31, 2002 and 2001 are as follows:

	2002	2001
Assets:
Employee benefits	$9,581	$9,164
Accretion of bond discount	3,495	4,641
Net operating loss	4,904	112
Gross deferred tax assets	17,980	13,917

Liabilities:
Inventory basis difference	(2,571)	(4,170)
Property, plant and equipment basis difference	(10,036)	(11,203)
Other, net	967	(1,680)
Gross deferred tax liabilities	(11,640)	(17,053)

Net deferred taxes, before valuation allowance	6,340	(3,136)

Valuation allowance, principally federal	(6,340)	--

Net deferred taxes, after valuation allowance	$--	$(3,136)

Under the Tax Sharing Agreement between the Company and Lancer, the Company is required to pay Lancer an amount equal to the Company's current federal income tax liability calculated on a separate return basis. The Company does not consider the beneficial effect of operating losses originating in previous years in the determination of its obligations to Lancer under the Tax Sharing Agreement.

To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Lancer made capital contributions to the Company pursuant to this agreement of $0, $0, and $2,140 during 2002, 2001 and 2000, respectively. The Company issued common stock to Lancer in recognition of the capital contributions in 2000 but none in 2001 or 2002.

The Company has federal net operating loss carryforwards of approximately $14,130 and $437 at December 31, 2002 and 2001, respectively. These carryforwards are subject to limitations imposed by the Internal Revenue Code. At December 31, 2002 and 2001, these carryforwards have been fully reduced by a valuation allowance.

11. Incentive Plan for Senior Management

The Company has established an Incentive Plan for Senior Management (the "Plan") to provide incentive compensation for the Company's executive officers designated by the Board. Under the Plan, the Board grants Performance Units, at its discretion, to the Company's executive officers, and such Performance Units may vest in six equal annual installments on the last day of each of the six fiscal years of the Company beginning with the year ended December 31, 1998. Under the Plan, the holders of the Performance Units are entitled to share in the increase of the Company's equity value in the event the Performance Units vest. The Plan terminates after redemption and satisfaction of all then outstanding Performance Units at December 31, 2003 or upon a change of control. The non-cash provision under this Plan was $0 in 2002, $0 in 2001 and ($2,300) in 2000.

12. Goodwill

In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

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

SFAS 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, goodwill and indefinite life intangibles be tested for impairment at least annually (or more frequently if impairment indicators arise) and that the amortization period of intangible assets no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company adopted SFAS 142 beginning with the first quarter of fiscal year 2002. Accordingly, the Company ceased amortization of all goodwill as of January 1, 2002.

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

Upon adoption of SFAS 142, the Company recorded a one-time, non-cash charge of $46,451, which represents the Company's full, unamortized balance of goodwill and is reported in the caption, "Effect of change in accounting principle." In calculating the impairment charge, the Company estimated the fair value of its reporting unit by applying three valuation approaches: the market value of the Company's capital structure, discounted cash flow analysis, and public company capitalization multiples. For purposes of determining both the carrying value and fair value of the reporting unit, the obligations assigned to the reporting unit exclude the Company's long-term debt and preferred stock. The Company believes that a willing buyer in a hypothetical sale transaction would acquire the net operating assets of the Company, excluding the long-term debt and preferred stock. Accordingly, the carrying value used by the Company to assess the application of SFAS 142 is the Company's common stock value as adjusted to exclude the effects of its long-term debt and preferred stock.

The primary factors resulting in the impairment charge were the continued softness in the Company's core markets and increased competition from foreign competitors. These factors have had a negative impact on revised earnings forecasts. No impairment charge was appropriate under the FASB's previous goodwill impairment standard, which was based on undiscounted cash flows.

In accordance with this standard, the Company's first quarter 2002 results have been restated to reflect the effect of change in accounting principle. SFAS 142 does not provide for restatement of the Company's results of operations for periods ending prior to January 1, 2002. Goodwill amortization was $1,715 and $1,634 in 2001 and 2000, respectively. The effect on net income of excluding such goodwill amortization expense from the years ended December 31, 2001 and 2000 was as follows:

	For the Years Ended December 31,
	2002	2001	2000

Net loss before effect of change in accounting principle	$(18,511)	$(8,351)	$6,915
Add back: goodwill amortization	--	1,715	1,634
Net loss before effect of change in accounting principle, excluding 2001 goodwill amortization	$(18,511)	$(6,636)	$8,549

Net loss	$(64,962)	$(8,351)	$6,915
Add back: goodwill amortization	--	1,715	1,634
Net loss, excluding 2001 goodwill amortization	$(64,962)	$(6,636)	$8,549

13. Long-Term Debt

Long-term debt consists of the following at December 31:

	2002	2001
FAL Senior Term Loan, due June 30, 2005 Rate at December 31, 2001: 12.31%	$11,821	$8,914

Senior Term Loan, due July 1, 2005 Rate at December 31, 2001: 4.46%	15,000	10,000

Senior Subordinated Notes, 9.625%, Due October 15, 2008	100,000	100,000
Total debt	126,821	118,914

Less: Current maturities	--	--

Total long-term debt	$126,821	$118,914

Credit Facilities

The Company has a Credit Facility provided to it by General Electric Capital Corporation ("GE Capital"). At December 31, 2002, the Company has $15,000 of term loans outstanding under the Credit Facility. In connection with the FAL acquisition in 2000, GE Capital extended a Credit Facility to FAL in India and, in June 2001, agreed to allow FAL to obtain multiple disbursements term loans and a working capital facility. Pursuant to the Credit Facilities, FAL is allowed to borrow up to $12,000, all of which borrowings are guaranteed by the Company. At December 31, 2002, FAL has approximately $11,821 of loans outstanding. In addition, the Credit Facility provides for $20,000 of revolving loans to the Company, including up to $4,000 under a letter of credit subfacility of which $800 is outstanding at December 31, 2002, subject to certain conditions described below.

At December 31, 2002, the Company has $8,300 of availability under the revolver, calculated as the difference between the aggregate borrowing limit under the revolver and the Company's total revolving borrowings under the Credit Facility. The Company has the option of increasing the revolver availability by up to $5,000, subject to the satisfaction of certain conditions. Also, the Company may incur up to an additional $12,000 of loans under the Credit Facility in the event it is required, under its guarantee, to repay GE Capital any loans made by GE Capital to FAL. Commitments under the revolver terminate on July 1, 2005. All borrowings outstanding under the credit facility are payable in a single principal payment on July 1, 2005.

The Company's borrowing base for borrowings of revolving loans (which borrowing base is based on eligible accounts receivable and inventory) must exceed revolving loans by at least $7,000, which may have the effect of reducing the Company's availability under the revolving credit facility. The Company's availability under the revolver is subject to additional restrictions should the Company pay preferred stock dividends. Also, the Company's aggregate borrowings under the Credit Facility are capped by the sum of the Company's eligible accounts receivable and appraised values of inventory, real property and machinery and equipment. The Company and GE Capital amended the Credit Facility on September 5, 2002 to, among other matters, eliminate certain restrictive financial covenants. In connection with the amendment, the interest rates on the Company's borrowings were increased, and the Company incurred an amendment fee of $100.

As discussed above and in Note 12 of this annual report, the Company recorded a transitional impairment loss on goodwill of $46,451 effective January 1, 2002 in accordance with SFAS 142. In conjunction with the amendment, the Company obtained written confirmation from its senior lender that the impairment loss would not result in the assertion of a default under the existing material adverse effect clause stated in the credit agreement. Per the credit agreement, the senior lender reserves the right to deem the Credit Facility in default, and in those limited circumstances, could accelerate payment of the outstanding loan balances under the Credit Facility, should the Company undergo a material adverse effect. While the criteria defining a material adverse effect are not objectively determinable, the Company does not believe its exercise is probable. In addition, the Company believes that the credit agreement entered into with its senior lender in form and intent is long-term in nature. Accordingly, the Company continues to consider classification of its senior term loans as long-term to be appropriate.

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

Until recently, the Company has relied principally on cash flow from operations to pay operating expenses, capital expenditures, interest and other expenses, and has not had to rely on borrowings under its Credit Facility. Due to continuing losses incurred in 2002 and 2001, resulting in reductions in cash from operations, the Company may not be able to continue to rely on operating cash and may be required to borrow funds on the revolver under its Credit Facility. The Company's ability to borrow under the Credit Facility is subject to the conditions described above. The Company expects to meet these conditions and have borrowing capacity available during 2003, although no assurance can be given. If the Company's borrowing limit is reached and its senior lender does not agree to amend, and thereby extend the available borrowings, the Company will not be able to borrow under the Credit Facility and, as a result, may have liquidity concerns. In addition, if the Company fails to satisfy the covenants in its Credit Facility, the senior lender may accelerate the Company's obligations, in which case all loans under the Credit Facility would be immediately due and payable. If the senior lender so accelerates its loans, the Company's Senior Subordinated Notes and the Exchangeable Preferred Stock (described below) would also be immediately due and payable.

9-5/8% Senior Subordinated Notes due 2008
On May 19, 1999, the Company issued $100,000 of 9-5/8% Senior Subordinated Notes due October 15, 2008. The proceeds of the offering were used by the Company as follows; 1) approximately $68,600 was used to redeem the 11-3/8% Senior Subordinated Notes due 2001; 2) approximately $27,700 was used to reduce outstanding amounts under its Credit Facility and; 3) approximately $3,700 was used to pay the fees and expenses of the offering.

The future maturities of long-term debt at December 31, 2002 are as follows:

2003	$--
2004	--
2005	26,821
2006	--
2007	--
Thereafter	100,000

$126,821

The Company and its affiliates, including Lancer, have purchased and, from time to time, may purchase in open-market transactions the 9-5/8% Senior Subordinated Notes due 2008 and/or the 11-1/4% Cumulative Exchangeable Preferred Stock. Under certain conditions, such transactions can be deemed a taxable event.

14. Redeemable Exchangeable Preferred Stock

On March 12, 1997 the Company issued 50,000 shares of 11-1/4% Cumulative Exchangeable Preferred Stock, liquidation preference $1,000 per share, representing an aggregate liquidation preference of $50,000 ($50.0 million). The Exchangeable Preferred Stock is exchangeable at the option of the Company, in whole but not in part, for 11-1/4% Subordinated Exchange Debentures due 2009 (the "Exchange Debentures"), in aggregate principal amount equal to the liquidation preference of the Exchangeable Preferred Stock following the redemption of the Existing Notes, subject to the satisfaction of certain conditions.

The Company is required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock outstanding on March 15, 2009 at a redemption price equal to 100% of the liquidation preference thereof plus, without duplication, accumulated and unpaid dividends to the date of redemption. The maturity date of the Exchange Debentures is March 15, 2009.

The Exchangeable Preferred Stock pays dividends at a rate equal to 11-1/4% per annum of the liquidation preference per share, payable semiannually on each March 15 and September 15 in cash, or, on or prior to March 15, 2002, in kind on each March 15 and September 15. Interest on the Exchange Debentures is also 11-1/4% per annum. The Company elected to pay the March 15, 2001, September 15, 2001 and March 15, 2002 Exchangeable Preferred Stock dividends in kind and, in connection therewith, issued 2,812.5 and 2,970.7 and 3,137.8 shares of Exchangeable Preferred Stock to the holders of record as of March 1, 2001, September 1, 2001 and March 1, 2002, respectively.

As reported on the Company's Form 8-K dated September 13, 2002, the Company elected not to pay the September 15, 2002 Exchangeable Preferred Stock dividend. Accordingly, the dividends will continue to accrue in accordance with the terms of the agreement relating to the preferred stock. If the Company fails to pay dividends with respect to three or more semi-annual dividend periods (whether or not consecutive), the holders of the preferred stock, by majority vote, will be entitled to elect the lesser of two directors or that number of directors constituting at least 25% of the Company's board of directors.

15. Stockholder's Equity

Issuance of Common Stock

The Company issued 166,000, 120,000, 103,000 and 37,000 additional shares of its common stock on March 31, June 30, September 30, and December 31, 2000, respectively, to Lancer in consideration of certain capital contributions made by Lancer to the Company pursuant to the Tax Sharing Agreement (see Item 13, "Certain Relationships and Related Transactions"). No shares were issued in 2002 or 2001 due to the Company's losses.

16. Other Income Non-recurring Item

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

Direct costs associated with the clean-up and repair portion of the claim were $8,900, all of which was reimbursed by the insurance carrier by the third quarter of 2000. The business interruption portion of the claim was $16,500, all of which was reimbursed by the insurance carrier by the third quarter of 2000.

Prior to final settlement with its insurance carrier, the Company had determined its minimum probable recovery for business interruption at the end of each quarter and had recorded those amounts as other income. The amounts recorded by quarter are as follows: June 30, 1999 - $1,000, September 30, 1999 - $3,300, December 31, 1999 - $2,700 and March 31, 2000 - $3,000. The Company recognized an additional $6,500 of business interruption insurance recovery during the second quarter of 2000 in conjunction with the final settlement of business interruption losses.

17. Guarantees

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure requirements. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Accordingly, the Company will comply with the recognition and measurement provisions of FIN 45 beginning January 1, 2003. The Company does not believe that the adoption of this Interpretation will have a material impact on the Company's consolidated financial statements. The disclosure requirements of this Interpretation are effective for financial statements of both interim and annual periods that end after December 15, 2002, and accordingly, the Company's guarantees that fall with its scope are described below.

The Company routinely grants limited warranties on its products with respect to defects in material and workmanship. The terms of these warranties are generally one year; however, certain components and products have longer warranty periods. The Company recognizes a reserve with respect to this obligation at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of warranty reserve is determined based on historical trend experience for the covered products over a historical period. For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated. A reconciliation of the changes in the Company's warranty reserve is as follows:

Balance at December 31, 2001	$1,126
Accruals for warranties during the period	519
Accruals related to pre-existing warranties (including changes in estimates)	(468)
Warranty claims during the period	(442)

Balance at December 31, 2002	$735

From time to time, the Company issues standby letters of credit to certain vendors, principally worker's compensation insurance providers. At December 31, 2002, the Company has $800 of outstanding letters of credit. The Company may be required to issue additional letters of credit in the future, and accordingly, will evaluate the effects under FIN 45 of any such guarantees issued after January 1, 2003.

18. Commitments and Contingencies

Litigation
The Company is a party to routine litigation incidental to the conduct of its business, much of which is covered by insurance and none of which is expected to have a material adverse effect on the Company, including the following:

On or about February 26, 2002, Peter Joseph, a director and Vice President of the Company, commenced a lawsuit (the "Derivative Lawsuit") against the Company, the Company's sole shareholder, Lancer, and Paul Levy (also a director, Chairman of the Board and Vice President of the Company) in the Court of Chancery in Delaware, challenging certain corporate actions by Lancer and the Company. Both Messrs. Levy and Joseph are also directors, officers and shareholders of Lancer. Following commencement of the Derivative Lawsuit, special litigation committees ("SLCs") of the boards of each of Lancer and the Company investigated the allegations of the complaint and concluded that the suit was largely without merit. An agreement in principle to settle the Derivative Lawsuit has been reached by the parties and approved by the board of Lancer. The settlement remains subject to review and approval by the Court of Chancery in Delaware. The Company does not expect that the Derivative Lawsuit or the proposed settlement will have a material adverse effect on the Company.

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

In connection with the Kaydon lawsuit, the Company has incurred legal fees through December 31, 2002, and accordingly has recognized a provision for these expenses. The Company carries directors and officers insurance coverage; however, the Company's insurance carrier has initially denied full coverage for the legal fees incurred to date to defend the Company in this lawsuit. The Company believes that this lawsuit and the legal fees generated by this lawsuit are covered under the Company's insurance policy. The Company has engaged legal counsel to assist in the negotiations with the insurance carrier and will likely continue through litigation if an agreeable solution is not reached. The Company does not believe it will be responsible for the legal fees incurred to date for the Kaydon lawsuit, but until such time these legal fees are recovered, the Company will continue to expense the fees as incurred.

Operating Leases
The Company is obligated to make payments under noncancellable operating leases expiring at various dates through 2007.

Future minimum payments by year under operating leases consist of the following at
December 31, 2002:

Year	Minimum Rental

2003	$2,135
2004	1,365
2005	394
2006	23
2007	10

$3,927

Rental expense for the years ended December 31, 2002, 2001 and 2000 was $2,645, $1,722 and $971, respectively.

19. Subsequent Events

Resignation of Chief Executive Officer
As reported on the Company's Form 8-K dated February 7, 2003, the Company announced that Stephen K. Clough has resigned as its President and Chief Executive Officer to pursue other business interests and to spend more time in Florida with his family where it resides. Mr. Clough joined Fairfield in August 1998 and was responsible for its development of an offshore manufacturing facility and procurement function in India. Mr. Clough will continue to serve as a director of Fairfield. Mr. W.B. (Bill) Lechman, a director of Fairfield and its former President and Chief Executive Officer, will assume the duties of Interim President and Chief Executive Officer until a permanent replacement is found. Mr. Lechman has been a long-time resident of Lafayette, Indiana.

Exchangeable Preferred Stock Dividend
As reported on the Company's Form 8-K dated March 14, 2003, the Company elected not to pay the March 15, 2003 Exchangeable Preferred Stock dividend. Accordingly, the dividends will continue to accrue in accordance with the terms of the agreement relating to the preferred stock. If the Company fails to pay dividends with respect to three or more semi-annual dividend periods (whether or not consecutive), the holders of the preferred stock, by majority vote, will be entitled to elect the lesser of two directors or that number of directors constituting at least 25% of the Company's board of directors. As previously reported, the Company also did not pay the September 15, 2002 Exchangeable Preferred Stock dividend.

Revolver Availability
Pursuant to the Credit Facility (see Note 13), an updated appraisal of the Company's inventory was completed in March 2003. Although not effective at the end of the year, if the updated appraisal value was applied to the revolver availability calculation at December 31, 2002, the availability would have been reduced by $2,300.

FAIRFIELD MANUFACTURING COMPANY, INC.
Schedule II - Valuation and Qualifying Accounts and Reserves
For the Three Years Ended December 31, 2002
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other Accounts	Deductions	Balance at End of Period

2002
Allowance for doubtful accounts	$1,176	$317	$--	$174	$1,319

2001
Allowance for doubtful accounts	$1,176	$--	$--	$--	$1,176

2000
Allowance for doubtful accounts	$700	$100	$376 (1)	$--	$1,176

  FAL acquisition