Form 10-Q
period 2003-03-30
FAIRFIELD MANUFACTURING CO INC
filed 2003-05-12
CIK 904543

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2003

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

Yes	No X

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2003 is as follows:
9,117,000 shares of Common Stock

FAIRFIELD MANUFACTURING COMPANY, INC. Form 10-Q March 31, 2003

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2003	December 31, 2002

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$7,103	$10,063
Trade receivables, less allowance of $1,354 and $1,319 in 2003 and 2002, respectively	19,239	17,256
Inventory	26,054	25,598
Other current assets	2,437	2,698
Total current assets	54,833	55,615

Property, plant and equipment, net of accumulated depreciation of $124,228 and $121,869 in 2003 and 2002, respectively	55,818	58,069

Other assets:
Deferred financing costs, less accumulated amortization of $2,142 and $2,007 in 2003 and 2002, respectively	1,678	1,813
Intangible pension asset	2,183	2,183
Total other assets	3,861	3,996

Total assets	$114,512	$117,680

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,403	$10,853
Accrued liabilities	27,192	23,157
Due to parent	2,353	2,353
Total current liabilities	39,948	36,363

Accrued retirement costs	24,315	24,606

Long-term debt	126,889	126,821
Commitments and contingencies
11-1/4% Cumulative exchangeable preferred stock	57,777	57,729

Stockholder's equity (deficit):
Common stock: par value $.01 per share, 10,000,000 shares authorized, 9,117,000 issued and outstanding	91	91
Additional paid-in capital	48,386	48,386
Accumulated deficit	(177,495)	(170,944)
Accumulated other comprehensive income	(5,399)	(5,372)
Total stockholder's deficit	134,417)	(127,839)

Total liabilities and stockholder's deficit	$114,512	$117,680

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31
(In thousands)
(Unaudited)

	2003	2002

Net sales	$32,805	$34,978
Cost of sales	31,172	32,639
Selling, general and administrative expenses	3,268	3,346
Operating loss	(1,635)	(1,007)

Interest expense, net	3,172	2,959
Other expense, net	24	13
Loss before income taxes	(4,831)	(3,979)

Provision (benefit) for income taxes	15	(1,188)
Minority interest in net loss of consolidated subsidiary	--	(142)
Net loss before effect of change in account principle	$(4,846)	$(2,649)

Effect of change in accounting principle	--	(46,451)
Net loss	$(4,846)	$(49,100)

Preferred stock dividends and discount accretion	(1,705)	(1,635)
Net loss available to common stockholder	$(6,551)	$(50,735)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
For the Three Months Ended March 31, 2003
(In thousands)
(Unaudited)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stock- Holder's Equity (Deficit)
Balance, December 31, 2002	$91	$48,386	$(170,944)	$(5,372)	$(127,839)
Preferred stock dividends	--	--	(1,657)	--	(1,657)
Preferred stock discount accretion	--	--	(48)	--	(48)
Comprehensive income:
Net loss	--	--	(4,846)	--	(4,846)
Foreign currency translation	--	--	--	(27)	(27)
Total comprehensive income	--	--	(4,846)	(27)	(4,873)
Balance, March 31, 2003	$91	$48,386	$(177,495)	$(5,399)	$(134,417)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31
(In thousands)
(Unaudited)

	2003	2002
Operating Activities:
Net loss	$(4,846)	$(49,100)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,542	2,516
Change in accounting for goodwill	--	46,451
Minority interest	--	(142)
Deferred income taxes	--	(673)
Accrued retirement costs	(291)	(509)
Changes in working capital:
Trade receivables	(1,971)	(3,091)
Inventory	(434)	(1,271)
Other current assets	265	(7)
Accounts payable	(459)	1,770
Accrued liabilities	2,370	2,699

Net cash used by operating activities	(2,824)	(1,357)

Investing Activities:
Additions to property, plant and equipment, net	(62)	(1,226)

Net cash used by investing activities	(62)	(1,226)

Financing Activities:
Proceeds (repayments) of long-term debt	(75)	873

Net cash provided (used) by financing activities	(75)	873

Effect of changes in exchange rates	1	(10)

Cash and Cash Equivalents:
Decrease in cash and cash equivalents	(2,960)	(1,720)
Beginning of period	10,063	12,817

End of period	$7,103	$11,097

Supplemental Disclosures:
Cash paid for:
Interest	$624	$415

Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable at end of period	$169	$2,544
Preferred stock dividends accrued	1,657	320
Preferred stock dividends paid in kind	--	3,138

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
Notes to Consolidated Financial Statements
(In thousands, except share data)
(Unaudited)

1. Interim Financial Information

The accompanying consolidated financial statements have been prepared by Fairfield Manufacturing Company, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company's financial position at March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. However, interim financial results are not necessarily indicative of the results for a full year. Certain prior year information has been reclassified to conform to current year presentation.

As discussed in Note 12 of the Company's 2002 Annual Report on Form 10-K, the Company completed the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" during the second quarter of 2002. In accordance with this standard, the Company's first quarter 2002 results have been restated to reflect the effect of change in accounting principle.

2. Parent Company of Registrant

The Company is wholly-owned by Lancer Industries Inc. ("Lancer").

The Company is included in the consolidated federal income tax return of Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its current federal income tax liability on a separate return basis and pay that amount to Lancer. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Due to a pretax loss during the first three months of 2003 and 2002, Lancer did not make any capital contributions pursuant to the Tax Sharing Agreement.

3. Inventory

Inventory, which is valued at the lower of last-in, first-out (LIFO) cost or market, consists of the following:

	March 31, 2003	December 31, 2002
Raw materials	$4,697	$4,529
Work in process	9,558	8,853
Finished products	11,818	12,216
	26,073	25,598
Less: Excess of FIFO cost over LIFO cost	(19)	--
Total	$26,054	$25,598

4. Operations by Geographic Area

Revenues, loss from operations and total assets, net of eliminations, by domestic and foreign operations as of and for the three months ended March 31, are as follows:

	U.S. Operations	Foreign Operations	Consolidated Total

2003:
Sales	$31,367	$1,438	$32,805
Operating loss	(944)	(691)	(1,635)
Assets	98,945	15,567	114,512

2002:
Sales	$33,796	$1,182	$34,978
Operating loss	(809)	(198)	(1,007)
Assets	113,171	15,887	129,058

5. Resignation of Chief Executive Officer

As reported in the Company's Form 8-K dated February 7, 2003, the Company announced that Stephen K. Clough has resigned as its President and Chief Executive Officer to pursue other business interests and to spend more time in Florida with his family where it resides. Mr. Clough joined Fairfield in August 1998 and was responsible for its development of an offshore manufacturing facility and procurement function in India. Mr. Clough will continue to serve as a director of Fairfield. Mr. W.B. (Bill) Lechman, a director of Fairfield and its former President and Chief Executive Officer, will assume the duties of Interim President and Chief Executive Officer until a permanent replacement is found. Mr. Lechman has been a long-time resident of Lafayette, Indiana.

6. Exchangeable Preferred Stock Dividend

As reported in the Company's Form 8-K dated March 14, 2003, the Company elected not to pay the March 15, 2003 Exchangeable Preferred Stock dividend. Accordingly, the dividends will continue to accrue in accordance with the terms of the agreement relating to the preferred stock. If the Company fails to pay dividends with respect to three or more semi-annual dividend periods (whether or not consecutive), the holders of the preferred stock, by majority vote, will be entitled to elect the lesser of two directors or that number of directors constituting at least 25% of the Company's board of directors. As previously reported in the Company's Form 10-Q dated November 13, 2002, the Company also did not pay the September 15, 2002 Exchangeable Preferred Stock dividend.

7. Revolver Availability

Pursuant to the Credit Facility, an updated appraisal of the Company's inventory was completed in March 2003. Although not effective at the end of the year, if the updated appraisal value was applied to the revolver availability calculation at December 31, 2002, the availability would have been reduced by $2,300. At March 31, 2003, the Company's revolver availability under the Credit Facility is $6,740.

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

On or about March 8, 2002, Kaydon Corporation ("Kaydon") commenced a lawsuit against the Company and several of the Company's employees who were formerly employed by Kaydon. Kaydon alleges that the Company and certain of its employees have appropriated Kaydon trade secrets, induced Kaydon employees to leave their employment at Kaydon, and are now competing with Kaydon unfairly. On March 14, 2002, the Ann Arbor court rejected Kaydon's motion for an injunction against the Company.  The court ruled that Kaydon had not established any of the requirements for an injunction, and that Kaydon had failed to establish it was likely to succeed on the merits of its allegations. On April 16, 2003, the Company entered into a confidential settlement agreement with Kaydon, resulting in a nominal payment to Kaydon by the Company.

In connection with the Kaydon lawsuit, the Company has incurred legal fees through March 31, 2003, and accordingly has recognized a provision for these expenses. The Company carries directors and officers insurance coverage; however, the Company's insurance carrier has initially denied full coverage for the legal fees incurred to date to defend the Company in this lawsuit. The Company believes that this lawsuit and the legal fees generated by this lawsuit are covered under the Company's insurance policy. The Company has engaged legal counsel to assist in the negotiations with the insurance carrier and will likely continue through litigation if an agreeable solution is not reached. The Company does not believe it will be responsible for the legal fees incurred to date for the Kaydon lawsuit, but until such time these legal fees are recovered, the Company will continue to expense the fees as incurred.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Resignation of Chief Executive Officer
As reported in the Company's Form 8-K dated February 7, 2003, the Company announced that Stephen K. Clough has resigned as its President and Chief Executive Officer to pursue other business interests and to spend more time in Florida with his family where it resides. Mr. Clough joined Fairfield in August 1998 and was responsible for its development of an offshore manufacturing facility and procurement function in India. Mr. Clough will continue to serve as a director of Fairfield. Mr. W.B. (Bill) Lechman, a director of Fairfield and its former President and Chief Executive Officer, will assume the duties of Interim President and Chief Executive Officer until a permanent replacement is found. Mr. Lechman has been a long-time resident of Lafayette, Indiana.

Exchangeable Preferred Stock Dividend
As reported in the Company's Form 8-K dated March 14, 2003, the Company elected not to pay the March 15, 2003 Exchangeable Preferred Stock dividend. Accordingly, the dividends will continue to accrue in accordance with the terms of the agreement relating to the preferred stock. If the Company fails to pay dividends with respect to three or more semi-annual dividend periods (whether or not consecutive), the holders of the preferred stock, by majority vote, will be entitled to elect the lesser of two directors or that number of directors constituting at least 25% of the Company's board of directors. As previously reported in the Company's Form 10-Q dated November 13, 2002, the Company also did not pay the September 15, 2002 Exchangeable Preferred Stock dividend.

Revolver Availability
Pursuant to the Credit Facility, an updated appraisal of the Company's inventory was completed in March 2003. Although not effective at the end of the year, if the updated appraisal value was applied to the revolver availability calculation at December 31, 2002, the availability would have been reduced by $2.3 million. At March 31, 2003, the Company's revolver availability under the Credit Facility is $6.7 million.

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

On or about March 8, 2002, Kaydon Corporation ("Kaydon") commenced a lawsuit against the Company and several of the Company's employees who were formerly employed by Kaydon. Kaydon alleges that the Company and certain of its employees have appropriated Kaydon trade secrets, induced Kaydon employees to leave their employment at Kaydon, and are now competing with Kaydon unfairly. On March 14, 2002, the Ann Arbor court rejected Kaydon's motion for an injunction against the Company.  The court ruled that Kaydon had not established any of the requirements for an injunction, and that Kaydon had failed to establish it was likely to succeed on the merits of its allegations. On April 16, 2003, the Company entered into a confidential settlement agreement with Kaydon, resulting in a nominal payment to Kaydon by the Company.

In connection with the Kaydon lawsuit, the Company has incurred legal fees through March 31, 2003, and accordingly has recognized a provision for these expenses. The Company carries directors and officers insurance coverage; however, the Company's insurance carrier has initially denied full coverage for the legal fees incurred to date to defend the Company in this lawsuit. The Company believes that this lawsuit and the legal fees generated by this lawsuit are covered under the Company's insurance policy. The Company has engaged legal counsel to assist in the negotiations with the insurance carrier and will likely continue through litigation if an agreeable solution is not reached. The Company does not believe it will be responsible for the legal fees incurred to date for the Kaydon lawsuit, but until such time these legal fees are recovered, the Company will continue to expense the fees as incurred.

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

Net sales for the three months ended March 31, 2003 were $32.8 million, a decrease of $2.2 million, or 6.2%, from the same period in 2002. The decrease in sales for the three months ended March 31, 2003 compared to the same period in 2002 was primarily driven by a substantial decline in the rail and access platform markets. Although the on-highway market continues to remain depressed, the Company has new programs in this market resulting in higher on-highway sales, albeit at low margins, during the current quarter versus the same quarter in 2002. The Company continues to experience some recovery in the industrial and agriculture markets through the first quarter of 2003. Mining markets have continued to remain relatively flat as compared to the same period in 2002.

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

Cost of sales for the three months ended March 31, 2003 decreased by $1.4 million to $31.2 million compared to $32.6 million for the same period in 2002. Cost of sales as a percentage of net sales increased 1.7% to 95.0% on account of production inefficiencies due to the launch of new business, higher healthcare costs, poor performance at FAL, lower sales volume, increases in natural gas prices, unfavorable product mix and continued pricing pressure.

Selling, general and administrative expenses ("SG&A") were $3.3 million for the three months ended March 31, 2003 and 2002, or 10.0% and 9.6% of net sales, respectively.

Loss from operations for the three months ended March 31, 2003 increased to $(1.6) million, or (5.0)% of net sales, compared to an operating loss of $(1.0) million, or (2.9)% of net sales, for the comparable 2002 period. The reduction in earnings is directly attributed to continued production inefficiencies, healthcare costs, lower sales volume, product mix and pricing pressure as stated previously.

Interest expense, net in the first quarter of 2003 increased to $3.2 million from $3.0 million for the first quarter of 2002. The increase reflects higher average debt outstanding and a lower level of short-term investments during the first quarter of 2003 versus the first quarter of 2002.

Liquidity and Capital Resources

The Company has the ability to obtain short-term borrowings under its credit agreement, which is described in Note 13 to the Company's 2002 consolidated financial statements included in the Annual Report on Form 10-K, to meet liquidity requirements. As discussed previously, availability under the Company's revolver is $6.7 million at March 31, 2003. Net cash used by operations for the three months ended March 31, 2003 was $(2.8) million, a decrease in cash flows from operations of $(1.4) million compared with the same period in 2002 when net cash used by operations was $(1.4) million. Net cash used by operations in 2003 was lower primarily due to a decrease in accounts payable during the first quarter of 2003, whereas accounts payable experienced an increase during the same quarter of 2002. Working capital less cash at March 31, 2003 decreased to $7.8 million from $9.2 million at December 31, 2002 reflecting a significant increase in accrued liabilities (long-term debt interest and preferred stock dividends payable).

Capital expenditures for manufacturing equipment, machine tools, and building improvements totaled $0.1 million and $1.2 million during the three months of 2003 and 2002, respectively, exclusive of $0.2 million and $2.5 million in 2003 and 2002, respectively, which was funded by accounts payable. Capital expenditures for 2002 were primarily related to the expansion of FAL.

Net cash used by financing activities was $(0.1) million during the first quarter of 2003 compared to net cash provided of $0.9 million during the first quarter of 2002. The additional proceeds from issuance of long-term debt in 2002 related to additional borrowings by FAL to finance its capital expansion and operations.

Based on the Company's business plan and financial projections, the Company believes that cash flow from operations and borrowings available to it under its credit facility will be sufficient to meet its anticipated cash requirements. Although the Company believes that the assumptions underlying the business plan are reasonable and achievable, there are risks related to further declines in market demand and increased pricing pressure from foreign competitors that could cause the Company's actual results to differ from its business plan.

Information Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not simply statements of historical fact (such as when the Company describes what it believes, expects or anticipates will occur, and other similar statements), may not be correct, even though the Company currently believes they are reasonable. The Company does not guarantee that the transactions and events described in this report will happen as described (or that they will happen at all). The Company's actual results could differ materially from those set forth in the forward-looking statements.  This report should be read completely and with the understanding that actual future results may be materially different from what the Company expects. The Company will not update these forward-looking statements, even though its situation will change in the future. Some of the factors that might cause such a difference include those discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Information Concerning Forward-Looking Statements" contained in the Company's Form 10-K for the year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not own any interest in derivative financial or commodity instruments as of March 31, 2003. The effect of reasonably possible market movements in interest rates is not expected to have a material impact on the Company's future cash flows or earnings.

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

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, the Registrant filed the following:

Current Report on Form 8-K dated February 7, 2003 pertaining to the resignation of the Company's Chief Executive Officer described herein.

Current Report on Form 8-K dated March 14, 2003 pertaining to the Exchangeable Preferred Stock dividend described herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2003

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

Date: May 12, 2003
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

Date: May 12, 2003
/s/ Richard A. Bush
Richard A. Bush Vice President and Chief Financial Officer