Form 10-Q
period 2003-06-30
FAIRFIELD MANUFACTURING CO INC
filed 2003-08-20
CIK 904543

3: SECURITIES AND EXCHANGE COMMISSION
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes	No X
The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2003 is as follows:

9,117,000 shares of Common Stock

FAIRFIELD MANUFACTURING COMPANY, INC. Form 10-Q June 30, 2003

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2003	2002
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$7,017	$10,063
Trade receivables, less allowance of $1,390 and $1,319 in 2003 and 2002, respectively	19,037	17,256
Inventory	23,122	25,598
Other current assets	1,865	2,698
Total current assets	51,041	55,615

Property, plant and equipment, net of accumulated depreciation of $126,798 and $121,869 in 2003 and 2002, respectively	53,734	58,069

Other assets:
Deferred financing costs, less accumulated amortization of $2,278 and $2,007 in 2003 and 2002, respectively	1,542	1,813
Intangible pension asset	2,183	2,183
Total other assets	3,725	3,996

Total assets	$108,500	$117,680

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,792	$10,853
Accrued liabilities	25,837	23,157
Due to parent	2,353	2,353
Total current liabilities	37,982	36,363

Accrued retirement costs	25,327	24,606

Long-term debt	126,881	126,821
Commitments and contingencies
11-1/4% Cumulative exchangeable preferred stock	57,825	57,729

Stockholder's equity (deficit):
Common stock: par value $.01 per share, 10,000,000 shares authorized, 9,117,000 issued and outstanding	91	91
Additional paid-in capital	48,386	48,386
Accumulated deficit	(182,535)	(170,944)
Accumulated other comprehensive income	(5,457)	(5,372)
Total stockholder's deficit	(139,515)	(127,839)

Total liabilities and stockholder's deficit	$108,500	$117,680

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net sales	$35,869	$42,148	$68,674	$77,126
Cost of sales	32,924	38,576	64,096	71,214
Selling, general and administrative expenses	3,127	3,517	6,395	6,864
Operating income (loss)	(182)	55	(1,817)	(952)

Interest expense, net	3,113	2,872	6,285	5,831
Other expense, net	25	25	49	38
Loss before income taxes	(3,320)	(2,842)	(8,151)	(6,821)

Provision (benefit) for income taxes	15	(801)	30	(1,989)
Minority interest in net loss of consolidated subsidiary	--	(135)	--	(277)
Net loss before effect of change in accounting principle	(3,335)	(1,906)	(8,181)	(4,555)

Effect of change in accounting principle	--	--	--	(46,451)

Net loss	(3,335)	(1,906)	(8,181)	(51,006)

Preferred stock dividends and discount accretion	(1,705)	(1,705)	(3,410)	(3,340)
Net loss available to common stockholder	$(5,040)	$(3,611)	$(11,591)	$(54,346)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
For the Six Months Ended June 30, 2003
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stock- Holder's Equity (Deficit)
Balance, December 31, 2002	$91	$48,386	$(170,944)	$(5,372)	$(127,839)
Preferred stock dividends	--	--	(3,314)	--	(3,314)
Preferred stock discount accretion	--	--	(96)	--	(96)
Comprehensive income:
Net loss	--	--	(8,181)	--	(8,181)
Foreign currency translation	--	--	--	(85)	(85)
Total comprehensive income	--	--	(8,181)	(85)	(8,266)
Balance, June 30, 2003	$91	$48,386	$(182,535)	$(5,457)	$(139,515)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRFIELD MANUFACTURING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30
(In thousands)
(Unaudited)

	2003	2002
Operating Activities:
Net loss	$(8,181)	$(51,006)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,098	5,108
Change in accounting for goodwill	--	46,451
Minority interest	--	(277)
Deferred income taxes	--	(1,126)
Accrued retirement costs	721	86
Changes in working capital:
Trade receivables	(1,748)	(6,334)
Inventory	2,526	179
Other current assets	843	457
Accounts payable	(1,224)	2,044
Accrued liabilities	(654)	(1,451)

Net cash used by operating activities	(2,619)	(5,869)

Investing Activities:
Additions to property, plant and equipment, net	(95)	(2,542)

Net cash used by investing activities	(95)	(2,542)

Financing Activities:
Proceeds (repayments) of long-term debt, net	(341)	1,721

Net cash provided (used) by financing activities	(341)	1,721

Effect of changes in exchange rates	9	(10)

Cash and Cash Equivalents:
Decrease in cash and cash equivalents	(3,046)	(6,700)
Beginning of period	10,063	12,817

End of period	$7,017	$6,117

Supplemental Disclosures:
Cash paid for:
Interest	$6,032	$5,716

Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable at end of period	$153	$1,840
Preferred stock dividends accrued	3,314	1,977
Preferred stock dividends paid in kind	--	3,138

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company's financial position at June 30, 2003 and the results of operations and cash flows for the six months ended June 30, 2003 and 2002. However, interim financial results are not necessarily indicative of the results for a full year. Certain prior year information has been reclassified to conform to current year presentation.

2. Parent Company of Registrant

The Company is wholly-owned by Lancer Industries Inc. ("Lancer").

The Company is included in the consolidated federal income tax return of Lancer. The Company and Lancer have entered into a Tax Sharing Agreement under which the Company is required to calculate its current federal income tax liability on a separate return basis and pay that amount to Lancer. To the extent such tax liability subsequently reduces Lancer's available tax benefits, Lancer is required to reimburse the Company in an amount equivalent to 50% of such reduction by making a capital contribution to the Company. Due to a pretax loss during the first six months of 2003 and 2002, Lancer did not make any capital contributions pursuant to the Tax Sharing Agreement.

3. Inventory

Inventory, which is valued at the lower of last-in, first-out (LIFO) cost or market, consists of the following:

	June 30, 2003	December 31, 2002
Raw materials	$4,047	$4,529
Work in process	9,441	8,853
Finished products	9,672	12,216
	23,160	25,598
Less: Excess of FIFO cost over LIFO cost	(38)	--
Total	$23,122	$25,598

4. Operations by Geographic Area

Revenues, loss from operations and total assets, net of eliminations, by domestic and foreign operations as of and for the three and six months ended June 30, are as follows:

	Three months ended June 30,			Six months ended June 30,
	U.S. Operations	Foreign Operations	Consolidated Total	U.S. Operations	Foreign Operations	Consolidated Total

2003:
Sales	$34,396	$1,473	$35,869	$65,763	$2,911	$68,674
Operating loss	242	(424)	(182)	(702)	(1,115)	(1,817)
Assets	92,087	16,413	108,500	92,087	16,413	108,500

2002:
Sales	$40,721	$1,427	$42,148	$74,517	$2,609	$77,126
Operating loss	239	(184)	55	(570)	(382)	(952)
Assets	111,519	11,800	123,319	111,519	11,800	123,319

  Liquidity and Financial Condition

Due to continuing operating losses and uses of cash, the Company may be required to borrow funds on the revolver under its Credit Facility. The Company's ability to borrow under the Credit Facility is subject to certain conditions. The Company expects to meet these conditions and have borrowing capacity available during the remainder of 2003, although no assurance can be given. If the Company's borrowing limit is reached and its lender under this facility does not agree to amend, and thereby extend the available borrowings, the Company will not be able to borrow under the Credit Facility and, as a result, may have liquidity concerns. In addition, if the Company fails to satisfy the covenants in its Credit Facility, the lender under this facility may accelerate the Company's obligations, in which case all loans under the Credit Facility would be immediately due and payable. If the lender so accelerates its loans, the Company's Senior Subordinated Notes and the Exchangeable Preferred Stock would also be immediately due and payable.

An Exchangeable Preferred Stock dividend is due on September 15, 2003. If the Company fails to pay the dividend with respect to three or more semi-annual dividend periods (whether or not consecutive), the holders of the preferred stock, by majority vote, will be entitled to elect the lesser of two directors or that number of directors constituting at least 25% of the Company's board of directors. As of June 30, 2003, the Company has failed to pay the dividend for two semi-annual dividend periods.

The Company's operating results continue to be unfavorably impacted by the status of the Company's markets, continued downward pricing pressures from foreign competitors, rising healthcare costs and an unfavorable product mix as discussed previously. Given these factors, the Company is currently evaluating a number of alternatives related to enhancing the long-term viability of the business. These alternatives include various actions that would reduce the Company's future cost structure. There can be no assurances that the Company will be successful in achieving these objectives. The Company believes it has the ability through its various sources of liquidity including borrowing under its Credit Facility to meet its obligations.

6. Recent Accounting Pronouncement

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected as equity or in between liabilities and equity. The Company is required to adopt SFAS 150 with respect to its existing financial instruments on July 1, 2003. The Company believes that the adoption of this statement will result in the classification of the Company's obligations associated with the 11-1/4% Cumulative Exchangeable Preferred Stock as a liability and will result in the classification of the dividends on these securities as interest expense in the Consolidated Statements of Operations. The adoption of this statement will have no impact on net earnings or on compliance with any of the Company's financing arrangements.

7. Legal Proceedings

On or about February 26, 2002, Peter Joseph, a director and Vice President of the Company, commenced a lawsuit (the "Derivative Lawsuit") against the Company, the Company's sole shareholder, Lancer, and Paul Levy (also a director, Chairman of the Board and Vice President of the Company) in the Court of Chancery in Delaware, challenging certain corporate actions by Lancer and the Company. Both Messrs. Levy and Joseph are also directors, officers and shareholders of Lancer. Following commencement of the Derivative Lawsuit, special litigation committees ("SLCs") of the boards of each of Lancer and the Company investigated the allegations of the complaint and concluded that the suit was without merit. An agreement in principle to settle the Derivative Lawsuit was reached by the parties and approved by the board of Lancer. The Court of Chancery in Delaware approved the settlement on July 29, 2003, resulting in no adverse effect to the Company.

On or about March 8, 2002, Kaydon Corporation ("Kaydon") commenced a lawsuit against the Company and several of the Company's employees who were formerly employed by Kaydon. Kaydon alleged that the Company and certain of its employees had appropriated Kaydon trade secrets, induced Kaydon employees to leave their employment at Kaydon, and were competing with Kaydon unfairly. On April 16, 2003, the Company entered into a confidential settlement agreement with Kaydon, resulting in a nominal payment to Kaydon by the Company.

In connection with the Kaydon lawsuit, the Company has incurred legal fees through June 30, 2003, and accordingly has recognized a provision for these expenses. The Company carries directors and officers insurance coverage; however, the Company's insurance carrier has initially denied full coverage for the legal fees incurred to date to defend the Company in this lawsuit. The Company believes that this lawsuit and the legal fees generated by this lawsuit are covered under the Company's insurance policy. The Company has engaged legal counsel to assist in the negotiations with the insurance carrier and will likely continue through litigation if an agreeable solution is not reached. The Company does not believe it will be responsible for the legal fees incurred to date for the Kaydon lawsuit, but until such time these legal fees are recovered, the Company will continue to expense the fees as incurred.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's net sales and profits have been adversely affected by the general slowdown in the economy and the continuing recession, as well as a result of pricing pressure from foreign competitors, principally due to the strong U.S. dollar during 2000 to 2002. Even though the U.S. dollar has recently weakened, the competitive pricing environment remains unchanged. In addition, the Company's profitability has suffered due to rising healthcare costs and an unfavorable product mix, which is a result of the Company's decision to take on new business at lower margins to get through the economic downturn coupled with a decrease in volume on higher margin sales. The Company's current level of sales and profits has strained its liquidity and capital resources, and the present market conditions are expected to continue for the foreseeable future.

Net sales for the three months ended June 30, 2003 were $35.9 million, a decrease of $6.3 million, or (14.9)%, from the same period in 2002. For the six months ended June 30, 2003, the Company's net sales decreased by $8.4 million, or (11.0)%, to $68.7 million compared to $77.1 million for the six months ended June 30, 2002. The decreases in sales for the three and six months ended June 30, 2003 compared to such periods in 2002 were primarily driven by a substantial decline in the rail and access platform markets. In addition, the Company continues to experience a slight recovery in the agriculture market. The Company also saw a modest increase in sales from the underground mining market as a result of new programs in this market. While on-highway sales continue at 2002 levels, these new programs are at lower margins and have little effect on the Company's profitability. Overall, the Company continues to be hampered by renewed softness in its customers' markets.

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

Cost of sales for the three months ended June 30, 2003 decreased by $5.7 million to $32.9 million compared to $38.6 million for the same period in 2002. Gross margin was 8.2% for the second quarter of 2003 compared to 8.5% for the second quarter of 2002. For the first half of 2003, cost of sales were $64.1 million, compared to $71.2 million for the first half of 2002. Gross margin was 6.7% for the first half of 2003 compared to 7.7% for the first half of 2002. The decrease in gross margin, on a year-to-date comparison, relates to production inefficiencies due to the launch of new business, higher healthcare costs, poor performance at FAL, lower sales volume, increases in natural gas prices, unfavorable product mix and continued pricing pressure.

Selling, general and administrative expenses ("SG&A") were $3.1 million, or 8.7% of net sales, for the three months ended June 30, 2003, compared to $3.5 million, or 8.3% of net sales for the same period in 2002. For the six months ended June 30, 2003, SG&A decreased by $0.5 million, or (6.8)%, to $6.4 million compared to $6.9 million for the six months ended June 30, 2002. The decrease in SG&A expenses reflects reduced wages and benefits because of reductions in force and decreased spending on advertising and other discretionary expenses as the Company conserves cash levels.

Earnings from operations for the three months ended June 30, 2003 decreased to $(0.2) million, or (0.1)% of net sales, compared to earnings of $0.1 million, or 0.1% of net sales, for the comparable 2002 period. For the six months ended June 30, 2003, the Company's earnings from operations were a loss of $(1.8) million, or (2.6)% of net sales, compared to $(1.0) million, or (1.2)% of net sales for the first six months of 2002. The reduction in earnings is directly attributed to the production inefficiencies, healthcare costs, lower sales volume, product mix and pricing pressure as stated previously.

Interest expense, net in the second quarter of 2003 increased to $3.1 million from $2.9 million for the second quarter of 2002. For the first half of 2003 and 2002, interest expense, net was $6.3 million and $5.8 million, respectively. The increase reflects higher average debt outstanding and a lower level of short-term investments during the first half of 2003 versus the first half of 2002.

Liquidity and Capital Resources

The Company has the ability to obtain short-term borrowings under its credit agreement, which is described in Note 13 to the Company's 2002 consolidated financial statements included in the Annual Report on Form 10-K, to meet liquidity requirements. Availability under the Company's revolver is $6.7 million at June 30, 2003. Net cash used by operations for the six months ended June 30, 2003 was $(2.6) million, an increase in cash flows from operations of $3.3 million compared with the same period in 2002 when net cash used by operations was $(5.9) million. Net cash used by operations in 2003 was higher primarily due to less of an increase in accounts receivable during the first half of 2003 as compared to the first half of 2002. In addition, the Company experienced a larger decrease in inventory offset by a decrease in accounts payable during the first half of 2003 as compared to the same period of 2002. Working capital less cash at June 30, 2003 decreased to $6.0 million from $9.2 million at December 31, 2002 reflecting an increase in accrued liabilities as the preferred stock dividends continue to accrue.

Capital expenditures for manufacturing equipment, machine tools, and building improvements totaled $0.1 million and $2.5 million during the first six months of 2003 and 2002, respectively, exclusive of $0.2 million and $1.8 million in 2003 and 2002, respectively, which was funded by accounts payable. Capital expenditures for 2002 were primarily related to the expansion of FAL.

Net cash used by financing activities was $(0.3) million through the second quarter of 2003 compared to net cash provided of $1.7 million through the second quarter of 2002. The additional proceeds from issuance of long-term debt in 2002 related to additional borrowings by FAL to finance its capital expansion and operations.

Due to continuing operating losses and uses of cash, the Company may be required to borrow funds on the revolver under its Credit Facility. The Company's ability to borrow under the Credit Facility is subject to certain conditions. The Company expects to meet these conditions and have borrowing capacity available during the remainder of 2003, although no assurance can be given. If the Company's borrowing limit is reached and its lender under this facility does not agree to amend, and thereby extend the available borrowings, the Company will not be able to borrow under the Credit Facility and, as a result, may have liquidity concerns. In addition, if the Company fails to satisfy the covenants in its Credit Facility, the lender under this facility may accelerate the Company's obligations, in which case all loans under the Credit Facility would be immediately due and payable. If the lender so accelerates its loans, the Company's Senior Subordinated Notes and the Exchangeable Preferred Stock would also be immediately due and payable.

An Exchangeable Preferred Stock dividend is due on September 15, 2003. If the Company fails to pay the dividend with respect to three or more semi-annual dividend periods (whether or not consecutive), the holders of the preferred stock, by majority vote, will be entitled to elect the lesser of two directors or that number of directors constituting at least 25% of the Company's board of directors. As of June 30, 2003, the Company has failed to pay the dividend for two semi-annual dividend periods.

The Company's operating results continue to be unfavorably impacted by the status of the Company's markets, continued downward pricing pressures from foreign competitors, rising healthcare costs and an unfavorable product mix as discussed previously. Given these factors, the Company is currently evaluating a number of alternatives related to enhancing the long-term viability of the business. These alternatives include various actions that would reduce the Company's future cost structure. There can be no assurances that the Company will be successful in achieving these objectives. The Company believes it has the ability through its various sources of liquidity including borrowing under its Credit Facility to meet its obligations.

Recent Accounting Pronouncement

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected as equity or in between liabilities and equity. The Company is required to adopt SFAS 150 with respect to its existing financial instruments on July 1, 2003. The Company believes that the adoption of this statement will result in the classification of the Company's obligations associated with the 11-1/4% Cumulative Exchangeable Preferred Stock as a liability and will result in the classification of the dividends on these securities as interest expense in the Consolidated Statements of Operations. The adoption of this statement will have no impact on net earnings or on compliance with any of the Company's financing arrangements.

Legal Proceedings

On or about February 26, 2002, Peter Joseph, a director and Vice President of the Company, commenced a lawsuit (the "Derivative Lawsuit") against the Company, the Company's sole shareholder, Lancer, and Paul Levy (also a director, Chairman of the Board and Vice President of the Company) in the Court of Chancery in Delaware, challenging certain corporate actions by Lancer and the Company. Both Messrs. Levy and Joseph are also directors, officers and shareholders of Lancer. Following commencement of the Derivative Lawsuit, special litigation committees ("SLCs") of the boards of each of Lancer and the Company investigated the allegations of the complaint and concluded that the suit was without merit. An agreement in principle to settle the Derivative Lawsuit was reached by the parties and approved by the board of Lancer. The Court of Chancery in Delaware approved the settlement on July 29, 2003, resulting in no adverse effect to the Company.

On or about March 8, 2002, Kaydon Corporation ("Kaydon") commenced a lawsuit against the Company and several of the Company's employees who were formerly employed by Kaydon. Kaydon alleged that the Company and certain of its employees had appropriated Kaydon trade secrets, induced Kaydon employees to leave their employment at Kaydon, and were competing with Kaydon unfairly. On April 16, 2003, the Company entered into a confidential settlement agreement with Kaydon, resulting in a nominal payment to Kaydon by the Company.

In connection with the Kaydon lawsuit, the Company has incurred legal fees through June 30, 2003, and accordingly has recognized a provision for these expenses. The Company carries directors and officers insurance coverage; however, the Company's insurance carrier has initially denied full coverage for the legal fees incurred to date to defend the Company in this lawsuit. The Company believes that this lawsuit and the legal fees generated by this lawsuit are covered under the Company's insurance policy. The Company has engaged legal counsel to assist in the negotiations with the insurance carrier and will likely continue through litigation if an agreeable solution is not reached. The Company does not believe it will be responsible for the legal fees incurred to date for the Kaydon lawsuit, but until such time these legal fees are recovered, the Company will continue to expense the fees as incurred.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not own any interest in derivative financial or commodity instruments as of June 30, 2003. The effect of reasonably possible market movements in interest rates is not expected to have a material impact on the Company's future cash flows or earnings.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company and its consolidated subsidiaries required to be included in its periodic SEC filings.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 7 to the Notes to Consolidated Financial Statements set forth elsewhere in this Report is incorporated herein by reference.
Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 20, 2003.

FAIRFIELD MANUFACTURING COMPANY, INC.

By	/s/ Richard A. Bush
Richard A. Bush Vice President and Chief Financial Officer